Form 10-Q
period 1995-06-30
TWAIN MARK BANCSHARES INC
filed 1995-08-14
CIK 100307

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 1995, or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file Number 0-4543


                            MARK TWAIN BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

                                    Missouri
                         (State or other jurisdiction of
                          incorporation or organization)

                                 8820 Ladue Road
                               St. Louis, Missouri
                     (Address of principal executive offices)

                                      63124
                                   (Zip Code)

              Registrant's telephone number, including area code:
                                (314) 727-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes /X/                  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                 Outstanding at June 30, 1995
 Common Stock, $1.25 par value                16,020,666

                         MARK TWAIN BANCSHARES, INC.
                             AND SUBSIDIARIES


                                 Index


Part I. - Financial Information

    Item 1. -  Financial Statements
        Condensed Consolidated Balance Sheet
          June 30, 1995 and 1994 (unaudited)
          and December 31, 1994................................ 3

        Condensed Consolidated Statement of Income
          for the three and six month periods
          ended June 30, 1995 and 1994 (unaudited)..............4

        Condensed Consolidated Statement of Cash
          Flows for the six month periods ended
          June 30, 1995 and 1994 (unaudited)....................5

        Notes to Condensed Consolidated Financial
          Statements (unaudited)................................6

    Item 2. - Management's Discussion and Analysis
          of Financial Condition and Results of Operations......7


Part II. - Other Information...................................19

    Item 6. - Exhibits and Reports on Form 8-K.................19

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                                                          June 30,       June 30,    December 31,
                                                                                              1995           1994            1994
                                                                                       ------------   ------------   ------------
                                                                                                     (in thousands of $)
ASSETS
  Cash and due from banks                                                                $  122,345     $  124,966     $  139,947
  Interest bearing deposits with banks                                                            -             53             54
  Federal funds sold and securities
    purchased under resale agreements                                                        12,050          7,615          1,600
  Trading account securities                                                                 29,988         45,784         32,909
  Securities available for sale                                                             233,155        218,988        228,359
  Mortgage loans held for resale                                                                  -         17,832              -
  Investment securities                                                                     333,511        361,591        353,958
  Loans, net of allowance for loan
    losses of $29,961, $27,175
    and $28,894, respectively                                                             1,903,179      1,723,935      1,831,261
  Premises and equipment                                                                     21,982         28,206         27,910
  Accrued income receivable                                                                  17,940         15,839         17,572
  Other assets                                                                               79,389         59,549         55,146
                                                                                         ----------     ----------     ----------
      Total assets                                                                       $2,753,539     $2,604,358     $2,688,716
                                                                                         ==========     ==========     ==========
LIABILITIES
  Non-interest bearing deposits                                                          $  425,575     $  411,996     $  461,958
  Interest bearing deposits                                                               1,892,080      1,775,427      1,810,099
                                                                                         ----------     ----------     ----------
    Total deposits                                                                        2,317,655      2,187,423      2,272,057
                                                                                         ----------     ----------     ----------
  Short-term borrowings                                                                     102,635        146,778        148,118
  Other liabilities                                                                          57,545         24,180         14,103
  Long-term debt                                                                             19,876         23,199         20,389
                                                                                         ----------     ----------     ----------
    Total liabilities                                                                    $2,497,711      2,381,580      2,454,667
                                                                                         ----------     ----------     ----------

SHAREHOLDERS' EQUITY
  Preferred stock, $25.00 par value
    authorized and unissued
    500,000 shares                                                                                -              -              -
  Common stock, $1.25 par value,
    authorized 30,000,000 shares,
    issued 16,421,009, 16,327,871
    and 16,375,527 shares, respectively                                                      20,526         20,410         20,469
  Surplus                                                                                    61,837         59,248         60,246
  Undivided profits                                                                         177,748        144,789        154,890
                                                                                         ----------     ----------      ---------
                                                                                            260,111        224,447        235,605
  Less common treasury stock at
    cost, 400,343, 426,520 and 398,633
    shares, respectively                                                                      4,283          1,669          1,556
                                                                                         ----------     ----------      ---------
    Total shareholders' equity                                                              255,828        222,778        234,049
                                                                                         ----------     ----------      ---------
      Total liabilities and
       shareholders' equity                                                              $2,753,539     $2,604,358     $2,688,716
                                                                                         ==========     ==========     ==========

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                                                    For the Six Months        For the Three Months
                                                                                      Ended June 30,             Ended June 30,
                                                                                    1995          1994          1995         1994
                                                                                    ----          ----          ----         ----
                                                                                    (in thousands of $ except for per share data)
INTEREST FROM EARNING ASSETS
  Interest and fees on loans                                                      $89,226       $68,243       $45,773      $35,749
  Interest on investment securities:
     Taxable                                                                       11,491        12,991         5,666        6,198
     Non-taxable                                                                      109           370            34          178
  Interest on trading account securities                                            1,435         2,115           819          984
  Interest on securities available for sale                                         7,409         7,367         3,674        3,660
  Interest on mortgage loans held for resale                                            -         2,177             -          652
  Interest on deposits with banks                                                       -             3             -            1
  Interest on federal funds sold and
     securities purchased under resale
     agreements                                                                       299           407           204          233
                                                                                  -------       -------       -------      -------
        Total interest income                                                     109,969        93,673        56,170       47,655
                                                                                  -------       -------       -------      -------
INTEREST EXPENSE
  Interest on deposits                                                             39,684        29,370        20,957       15,039
  Interest on short-term borrowings                                                 5,314         2,876         2,676        1,399
  Interest on long-term debt                                                          784           916           390          454
                                                                                  -------       -------       -------      -------
       Total interest expense                                                      45,782        33,162        24,023       16,892
                                                                                  -------       -------       -------      -------
  Net interest income                                                              64,187        60,511        32,147       30,763
  Provision for loan losses                                                         2,631         3,459         1,299        2,037
                                                                                  -------       -------       -------      -------
  Net interest income after provision
    for loan losses                                                                61,556        57,052        30,848       28,726
                                                                                  -------       -------       -------      -------

OTHER INCOME
  Service charges on deposit accounts                                               3,417         3,765         1,720        1,867
  Securities transactions                                                              46           309             -          309
  Other income                                                                     14,842        15,343         7,621        7,339
                                                                                  -------       -------       -------      -------
       Total other income                                                          18,305        19,417         9,341        9,515
                                                                                  -------       -------       -------      -------

OTHER EXPENSES
  Salaries                                                                         20,568        20,765        10,331       10,058
  Employee benefits                                                                 3,633         3,721         1,727        1,681
  Net occupancy expense                                                             4,714         4,584         2,256        2,245
  Furniture and equipment expense                                                   1,977         2,274           965        1,149
  Other expenses                                                                   12,988        14,906         6,676        7,575
                                                                                  -------       -------       -------      -------
       Total other expenses                                                        43,880        46,250        21,955       22,708
                                                                                  -------       -------       -------      -------

  Income before income taxes                                                       35,981        30,219        18,234       15,533
  Applicable income taxes                                                          12,988        10,727         6,609        5,615
                                                                                  -------       -------       -------      -------
       Net income                                                                 $22,993       $19,492       $11,625      $ 9,918
                                                                                  =======       =======       =======      =======

NET INCOME PER SHARE:

  Primary                                                                           $1.42         $1.21         $ .72        $ .62
                                                                                    =====         =====         =====        =====

  Fully diluted                                                                     $1.38         $1.18         $ .70        $ .60
                                                                                    =====         =====         =====        =====

COMMON DIVIDENDS PAID PER SHARE                                                     $ .54         $ .48         $ .27        $ .24
                                                                                    =====         =====         =====        =====

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                    1995          1994
                                                                                    ----          ----
                                                                                    (in thousands of $)
OPERATING ACTIVITIES
 Net Income                                                                      $ 22,993        $ 19,492
 Adjustments to reconcile net cash provided by operating activities:
  Provision for loan losses                                                         2,631           3,459
  Provision for depreciation and amortization                                       2,459           3,099
  Amortization of security premiums and accretion of discounts                       (433)         (1,851)
  Net decrease in mortgage loans held for resale                                        -          94,472
  Net (increase) decrease in trading account securities                             2,921          (4,319)
  Securities transactions                                                             (46)           (309)
  Increase in interest receivable                                                    (368)         (1,268)
  Increase in interest payable                                                      1,173             908
  Other                                                                            10,738             667
                                                                                 --------        --------
   Net cash provided by operating activities                                       42,068         114,350
                                                                                 --------        --------

INVESTING ACTIVITIES
 Net increase in loans                                                            (74,125)        (36,167)
 Net proceeds from sales of foreclosed real estate                                  1,903           1,420
 Net (increase) decrease in premises and equipment                                  3,862            (745)
 Purchase of assets to be leased                                                     (523)         (1,570)
 Proceeds from sales of securities available for sale                               5,676           2,962
 Proceeds from maturities and prepayments of securities available for sale         11,771          26,637
 Purchase of securities available for sale                                         (1,311)        (33,875)
 Proceeds from maturities and prepayments of investment securities                 24,239         136,782
 Purchase of investment securities                                                (10,168)       (199,503)
                                                                                 --------        --------
    Net cash used by investing activities                                         (38,676)       (104,059)
                                                                                 --------        --------
FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                               45,598          (4,490)
 Net increase (decrease) in short-term borrowings                                 (45,483)          7,082
 Payments on long-term debt                                                           (32)           (527)
 Cash dividends                                                                    (8,660)         (7,027)
 Purchase of treasury stock                                                        (3,145)              -
 Reissuance of treasury stock                                                       1,178             830
 Other                                                                                  -              22
                                                                                 --------        --------
   Net cash used by financing activities                                          (10,544)         (4,110)
                                                                                 --------        --------

 Increase (decrease) in cash and cash equivalents                                  (7,152)          6,181
 Cash and cash equivalents at beginning of period                                 141,547         126,400
                                                                                 --------        --------
 Cash and cash equivalents at end of period                                      $134,395        $132,581
                                                                                 ========        ========

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B--ACQUISITION OF BANKS

On August 12, 1994, the Company acquired C.B. Bancshares, Inc., owner of Century Bank in St. Louis, Missouri for 705,110 shares of the Company's common stock. On September 12, 1994, Century Bank was merged into Mark Twain Bank. On November 15, 1994, the Company acquired United Kansas Bank Group, Inc., owner of United Kansas Bank & Trust in Merriam, Kansas for 473,866 shares of the Company's common stock. The acquisitions were accounted for under the pooling-of-interests method of accounting and accordingly, the financial statements for prior periods have been restated. On February 6, 1995, United Kansas Bank & Trust was merged into Mark Twain Kansas Bank.


NOTE C--ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The adoption of the standard did not have a material impact on the Company's financial position or results of operations.


NOTE D--PREMISES AND EQUIPMENT

In June 1995 the Company sold a low-to-moderate income housing project which it owned and operated. The proceeds from the sale approximated the book value of $5.0 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
----------------------

    At June 30, 1995 the Company achieved increases in total assets, loans, earning assets and deposits. Net income for the six months ended June 30, 1995 was $22.993 million, an increase of $3.501 million or 17.96% from the first six months of 1994. Selected balance sheet comparisons are as follows (in millions of $):

                                                    June 30,                   June 30,
                                                      1995                       1994                 % Change
                                                  -------------             -------------             ---------
          Total assets                              $2,753.5                   $2,604.4                  5.73%
          Total loans                                1,933.1                    1,751.1                 10.40%
          Total earning assets                       2,541.8                    2,403.0                  5.78%
          Total deposits                             2,317.7                    2,187.4                  5.95%


NET INTEREST INCOME
--------------------
------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                         1995                    1994                  % Change
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions of $)
Average loans                                                    $1,920.2                $1,744.9                   10.05%
Average earning assets                                            2,563.5                 2,451.8                    4.56%
Average deposits                                                  2,251.0                 2,197.1                    2.45%
Net interest income (FTE)                                            32.5                    31.1                    4.42%
Net interest margin                                                 5.08%                   5.09%          <1> basis point
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                           1995                    1994                  % Change
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions of $)
Average loans                                                    $1,893.7                $1,727.8                    9.60%
Average earning assets                                            2,535.1                 2,459.1                    3.09%
Average deposits                                                  2,222.5                 2,189.1                    1.53%
Net interest income (FTE)                                            64.8                    61.1                    6.01%
Net interest margin                                                 5.16%                   5.01%          15 basis points
------------------------------------------------------------------------------------------------------------------------------

(Net Interest Income continued)

  Measured on a fully tax equivalent basis, net interest income totaled $32.5 million for the quarter, an increase of $1.4 million or 4.42% over the second quarter of 1994. Net interest margin for the second quarter of 1995 declined one basis point to 5.08% from the second quarter of 1994.
Net interest income, fully tax equivalent, for the quarter showed a $96 thousand increase over first quarter of 1995 despite a decline in net interest margin from the 5.24% reported for first quarter. Net interest margin for the first six months of 1995 was 5.16% compared to 5.01% for the first six months of 1994. The performance is attributed to an increase in short-term and long-term interest rates (including the prime rate) and an increase in earning assets which was greater than the increase in interest bearing liabilities. The interest rate spread for the second quarter of 1995 decreased 27 basis points to 4.18% compared to the second quarter of 1994. The ratio of interest bearing liabilities to earning assets decreased to 80.6% for the quarter compared to 81.3% for the second quarter of 1994. For the first six months of 1995, the interest rate spread decreased 12 basis points to 4.28% compared to the first six months of 1994. The ratio of interest bearing liabilities to earning assets decreased to 80.7% for the first half of 1995 compared to 81.6% for the same period of 1994.

  Average earning assets totaled $2,563.5 million during the second quarter of 1995 as compared to $2,451.8 million during the second quarter of 1994, an increase of $111.7 million or 4.56%. Average loan volume continued to show steady increases with average loan outstandings of $1,920.2 million for the second quarter of 1995 as compared to $1,866.9 million for the first quarter of 1995 (an increase of $53.3 million) and $1,744.9 million for the second quarter of 1994 (an increase of $175.3 million). Proceeds from the liquidation of the mortgage loans held for resale portfolio in 1994, which averaged $35.3 million for second quarter 1994, were used to fund increases in the loan portfolio in 1994. Securities averaged $579.8 million for the second quarter, a decrease of $13.1 million or 2.20% compared to the same period last year. Average deposit volume for the second quarter of 1995 increased $53.9 million or 2.45% to $2,251.0 million compared to the same period in 1994. Average time deposits increased $135.7 million or 16.48% in the second quarter of 1995 as compared to the second quarter of 1994. Savings and money market deposits decreased $65.8 million or 8.91% and interest bearing demand deposits decreased $18.7 million or 7.61% for the same respective periods. Non-interest bearing demand deposits increased $2.7 million or .70% and comprised 17.44% of average deposits during the quarter ended June 30, 1995 compared to 17.74% for the same period the previous year.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables show the condensed average balance sheets for each of the interim periods presented, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities for each of the periods reported.
-----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                  1995                                       1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Avg.                                      Avg.
                                           Avg.                         Yield/          Avg.                      Yield/
                                          Volume         Interest        Rate          Volume       Interest       Rate
                                        ----------       --------      -------        --------      --------      ------
                                                                    (in thousands of $)
ASSETS
Interest earning assets:
Loans (A)                               $1,893,702        $89,760       9.56%       $1,727,820       $68,681       8.02%
Taxable investment securities              343,366         11,491       6.75%          354,831        12,991       7.38%
Non-taxable investment securities (A)        3,949            168       8.58%           13,135           564       8.66%
Trading account securities                  43,666          1,435       6.63%           67,309         2,115       6.34%
Securities available for sale (A)          240,615          7,449       6.24%          214,317         7,367       6.93%
Mortgage loans held for resale                   -              -           -           60,353         2,177       7.27%
Interest bearing deposits with banks             -              -           -              177             3       3.42%
Federal funds sold and securities
  purchased under resale agreements          9,795            299       6.16%           21,165           407       3.88%
                                         ---------        -------      ------       ----------       -------     -------
Total interest earning assets            2,535,093        110,602       8.80%        2,459,107        94,305       7.73%
                                                          -------      ======                        -------     =======
Non-interest earning assets:
Cash and due from banks                    106,511                                     112,638
Other assets                               121,351                                     101,553
FASB No. 115 allowance                      (9,784)                                     (3,359)
Allowance for loan losses                  (29,281)                                    (27,230)
                                        ----------                                  ----------
    Total                               $2,723,890                                  $2,642,709
                                        ==========                                  ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing demand deposits        $  228,762          2,419       2.13%       $  247,613         2,500       2.04%
Savings and money market deposits          682,632         12,862       3.80%          739,472        10,327       2.82%
Time deposits                              922,510         24,403       5.33%          814,788        16,543       4.09%
Short-term borrowings                      190,713          5,314       5.62%          181,777         2,876       3.19%
Long-term debt                              20,123            784       7.86%           24,120           916       7.66%
                                        ----------        -------      ------       ----------       -------      ------
Total interest bearing liabilities       2,044,740         45,782       4.52%        2,007,770        33,162       3.33%
                                                          -------      ======                        -------      ======
Non interest bearing liabilities:
Non-interest bearing deposits              388,635                                     387,231
Other liabilities                           45,053                                      28,682
Shareholders' equity                       245,462                                     219,026
                                        ----------                                  ----------
      Total                             $2,723,890                                  $2,642,709
                                        ==========                                  ==========
Net interest income                                       $64,820                                   $61,143
                                                          =======                                   =======
Net interest margin                                                     5.16%                                      5.01%
                                                                        =====                                      =====

(A) Fully tax-equivalent using tax rate of 35% in 1995 and 1994.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
(continued)

-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,                                 1995                                      1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Avg.                                      Avg.
                                           Avg.                         Yield/          Avg.                      Yield/
                                          Volume         Interest        Rate          Volume       Interest       Rate
                                        ----------       --------      -------         -------      --------      ------
                                                                    (in thousands of $)
ASSETS
Interest earning assets:
Loans (A)                               $1,920,233        $46,045       9.62%       $1,744,868       $35,976       8.27%
Taxable investment securities              338,519          5,666       6.71%          361,505         6,198       6.88%
Non-taxable investment securities (A)        2,613             53       8.14%           12,526           272       8.71%
Trading account securities                  50,168            819       6.55%           59,481           984       6.64%
Securities available for sale (A)          238,717          3,694       6.21%          218,869         3,660       6.71%
Mortgage loans held for resale                   -              -           -           35,256           652       7.42%
Interest bearing deposits with banks             -              -           -              100             1       4.01%
Federal funds sold and securities
  purchased under resale agreements         13,218            204       6.19%           19,168           233       4.88%
                                         ---------        -------      ------        ---------      --------      -------
Total interest earning assets            2,563,468         56,481       8.84%        2,451,773        47,976       7.85%
                                                          -------      ======                       --------      =======
Non-interest earning assets:
Cash and due from banks                    107,076                                     112,456
Other assets                               138,240                                     101,187
FASB No. 115 allowance                      (6,519)                                     (7,839)
Allowance for loan losses                  (29,471)                                    (27,070)
                                        ----------                                  ----------
    Total                               $2,772,794                                  $2,630,507
                                        ==========                                  ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing demand deposits        $  226,533          1,199       2.12%       $  245,183         1,226       2.01%
Savings and money market deposits          673,272          6,499       3.87%          739,092         5,329       2.89%
Time deposits                              958,640         13,259       5.55%          822,979         8,484       4.13%
Short-term borrowings                      188,805          2,676       5.68%          163,170         1,399       3.44%
Long-term debt                              19,980            390       7.83%           23,780           454       7.66%
                                        ----------         ------      ------       ----------       -------      ------
Total interest bearing liabilities       2,067,230         24,023       4.66%        1,994,204        16,892       3.40%
                                                           ------      ======                        -------      ======
Non-interest bearing liabilities:
Non-interest bearing deposits              392,525                                     389,811
Other liabilities                           62,980                                      26,716
Shareholders' equity                       250,059                                     219,776
                                        ----------                                  ----------
      Total                             $2,772,794                                  $2,630,507
                                        ==========                                  ==========
Net interest income                                       $32,458                                    $31,084
                                                          =======                                    =======

Net interest margin                                                     5.08%                                      5.09%
                                                                        =====                                      =====

(A) Fully tax-equivalent using tax rate of 35% in 1995 and 1994.

The following table set forth, on a tax equivalent basis, the effect of changes in interest income and interest expense resulting from changes in volumes and rates for the six and three months ended June 30, 1995.
-----------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                               1995 Compared to 1994
-----------------------------------------------------------------------------------------------------------------------------
(in thousands of $)                                                                  Increase (Decrease) Due to:(1)
                                                                          Volume                   Rate                 Net
                                                                          ------                  ------               -----
Interest earned on:
    Loans                                                                 $ 7,016                $14,063             $21,079
    Taxable investment securities                                            (410)                (1,090)             (1,500)
    Non-taxable investment securities                                        (391)                    (5)               (396)
    Trading account securities                                               (773)                    93                (680)
    Securities available for sale                                             854                   (772)                 82
    Mortgage loans held for resale                                         (2,177)                     -              (2,177)
    Interest bearing deposits with banks                                       (3)                     -                  (3)
    Federal funds sold and securities
      purchased under resale agreements                                      (280)                   172                (108)
                                                                           -------                -------             -------
    Total interest earned on assets                                         3,836                 12,461              16,297
                                                                           -------                -------             -------

Interest paid on:
    Interest bearing demand deposits                                         (196)                   115                 (81)
    Savings and money market deposits                                        (844)                 3,379               2,535
    Time deposits                                                           2,388                  5,472               7,860
    Short-term borrowings                                                     148                  2,290               2,438
    Long-term debt                                                           (155)                    23                (132)
                                                                          --------               --------            --------
    Total interest paid on liabilities                                      1,341                 11,279              12,620
                                                                          --------               --------            --------
      Net interest income                                                 $ 2,495                $ 1,182             $ 3,677
                                                                          ========               ========            ========


-----------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                                             1995 Compared to 1994
-----------------------------------------------------------------------------------------------------------------------------
(in thousands of $)                                                                 Increase (Decrease) Due to:(1)
                                                                          Volume                   Rate                Net
                                                                          ------                  ------              -----
Interest earned on:
    Loans                                                                 $ 3,840                $ 6,229             $10,069
    Taxable investment securities                                            (387)                  (145)               (532)
    Non-taxable investment securities                                        (202)                   (17)               (219)
    Trading account securities                                               (152)                   (13)               (165)
    Securities available for sale                                             318                   (284)                 34
    Mortgage loans held for resale                                           (652)                     -                (652)
    Interest bearing deposits with banks                                       (1)                     -                  (1)
    Federal funds sold and securities
      purchased under resale agreements                                       (83)                    54                 (29)
                                                                          --------               --------            --------
    Total interest earned on assets                                         2,681                  5,824               8,505
                                                                          --------               --------            --------
Interest paid on:
    Interest bearing demand deposits                                          (96)                    69                 (27)
    Savings and money market deposits                                        (508)                 1,678               1,170
    Time deposits                                                           1,554                  3,221               4,775
    Short-term borrowings                                                     248                  1,029               1,277
    Long-term debt                                                            (74)                    10                 (64)
                                                                          --------               --------            --------
    Total interest paid on liabilities                                      1,124                  6,007               7,131
                                                                          --------               --------            --------
      Net interest income                                                 $ 1,557                $  (183)            $ 1,374
                                                                          ========               ========            ========

(1) For the purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories based on the respective percentage changes in average balances and average rates.

NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                     1995                    1994               % Change
---------------------------------------------------------------------------------------------------------------------
(in thousands of $)
Service charges on deposit accounts                         $ 3,417                 $ 3,765                (9.24%)
Securities transactions                                          46                     309               (85.11%)
Bond Division revenue                                         6,118                   4,604                32.88%
Brokerage revenue                                             2,065                   2,677               (22.86%)
Trust Division revenue                                        3,062                   3,118                (1.80%)
Mortgage Division revenue                                         -                   1,647                   NM
Net losses on foreclosed real estate                            (53)                   (155)              (65.81%)
All other income                                              3,650                   3,452                 5.74%
                                                            -------                 -------               -------
  Total non-interest income                                 $18,305                 $19,417                (5.73%)
                                                            =======                 =======               =======

    Non-interest income decreased $1.112 million or 5.73% for the first six months of 1995 as compared to the same period of 1994. Non-interest income for the second quarter of 1995 decreased $174 thousand or 1.83% compared to the same period last year.

    The first six months of 1994 reflected $1.647 million of Mortgage Division revenues. The Company made a decision to curtail mortgage as a line of business during 1994 due to decreasing volumes and a lack of profitability associated with the decrease in mortgage refinancings as interest rates rose during 1994.

    Service charges on deposit accounts showed a decrease of $348 thousand or 9.24% in the first six months of 1995 as compared to the same period in 1994. Fees charged on commercial deposit accounts are lower as a result of higher earnings credit rates. The earnings credit rate is tied to general interest rates and has increased as rates have increased between periods.

    Gains totalling $46 thousand on sales of available-for-sale securities were realized in the first quarter of 1995. Proceeds from the sale of these available-for-sale securities were $5.676 million. The sales reflected a restructuring of United Kansas Bank and Trust's securities portfolio upon merger with Mark Twain Kansas Bank in February 1995. Gains of $309 thousand on the sale of investment securities (proceeds of $35.319 million) and available-for-sale securities (proceeds of $2.962 million) were realized in the second quarter of 1994. The investment securities sold were all within ninety days of scheduled maturity and are reflected as maturities in the consolidated statement of cash flows. The securities were sold in order to reinvest the relatively small individual security balances at one time.

    Bond Division revenues increased 32.88% or $1.514 million in the first six months of 1995 as compared to the same period of 1994. Revenues for the quarter were up $1.329 million over second quarter 1994. The Bond Division's foreign exchange operation saw record volumes resulting from the dollar's volatility in the first half of 1995. Foreign exchange revenues for the first six months of 1995 increased $1.539 million over the first six months of 1994.

(Non-interest Income continued)

    Brokerage Division revenues decreased $612 thousand or 22.86% in the first half of 1995 as compared to the same period last year. Revenues decreased $230 thousand for the quarter compared to second quarter 1994. Brokerage volumes in the second quarter of 1995 improved over the first quarter of 1995. The general decrease in Brokerage volumes from last year are indicative of the general levels experienced in the industry.

    A net loss on foreclosed real estate of $53 thousand was recognized in the first six months of 1995 primarily due to adjustments to the carrying values for declines in market values. Proceeds from sales of foreclosed real estate totaled $1.903 million to date this year. A net loss on foreclosed real estate of $155 thousand in the first six months of 1994 resulted from sales of $1.420 million of foreclosed real estate and adjustments to the carrying values for declines in market values.

    All other income increased $198 thousand or 5.74% for the first six months of 1995 as compared to the same period of 1994. The first half of 1995 reflects a $1.160 million appreciation in the market value of the trading account portfolio of the parent company since year-end 1994. The same period last year reflected a $336 thousand appreciation in market value. This is offset by a decrease in other income due primarily to $250 thousand in gains recorded on sale of assets previously under lease financing agreements, a decrease of $110 thousand in international income (primarily letter of credit fees), $84 thousand interest on a 1992 tax refund received in 1994 and a decrease in rental income from one parcel of other real estate owned and a general decline in SBA transaction fees for the first half of 1995 as compared to the same period of 1994.

NON-INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                      1995               1994            % Change
-----------------------------------------------------------------------------------------------------------------------
(in thousands of $)
Salary expense                                               $20,568            $20,765             (0.95%)
Employee benefits                                              3,633              3,721             (2.36%)
Net occupancy                                                  4,714              4,584              2.84%
FDIC premiums                                                  2,457              2,396              2.55%
Furniture & equipment                                          1,977              2,274            (13.06%)
Advertising                                                    1,015              1,116             (9.05%)
Data processing                                                2,261              2,215              2.08%
Legal fees                                                       428                676            (36.69%)
Postage & freight                                                777                774               .39%
Amortization expense                                             410                942            (56.48%)
Expenses on foreclosed real estate                               185                304            (39.14%)
Taxes other than income                                          215                264            (18.56%)
Other                                                          5,240              6,219            (15.74%)
                                                             -------            -------            -------
  Total non-interest expense                                 $43,880            $46,250             (5.12%)
                                                             =======            =======            =======

    Non-interest expense for the first six months of 1995 was $43.880 million as compared to $46.250 million for the first six months of 1994, a decrease of $2.370 million or 5.12%. Non-interest expense for the second quarter of 1995 was $21.955 million as compared to $22.708 million for the second quarter of 1994, a decrease of $753 thousand or 3.32%.

    Salary expense for the six month period of 1995 decreased $197 thousand or .95% as compared to the same period last year. Excluding the effect of commissions and bonuses, salary expense decreased 8.92%. The decrease from year-to-year can be attributed primarily due to a reduction in the number of full time equivalent employees (971 at June 30, 1995 compared to 1,019 at March 31, 1995 and 1,009 at June 30, 1994). A significant portion of the reduction relates to the reduction in support staff in the Company's Mortgage Division. A significant portion of the increase in commission and bonus expense can be attributed to the Bond Division's performance exceeding the previous years as discussed earlier. Employee benefit expense decreased $88 thousand or 2.36% for the first six months of 1995 as compared to the same period in 1994. Employee insurance expense decreased $54 thousand or 6.96% for the first six months of 1995 as compared to the first six months of 1994 primarily due to favorable experience in medical claims and additional discounts obtained through the point-of-service health plan put in place during the first quarter of 1994. Employee retirement and pension expense increased $36 thousand or 3.21% as a result of changes in actuarial assumptions.

    Net occupancy expense increased $130 thousand or 2.84% for the first half of 1995 as compared to the same period last year. The increase primarily relates to higher building rent expense. Second quarter 1995 expense increased $11 thousand compared to the second quarter of 1994.

    Furniture and equipment expense decreased $297 thousand or 13.06% for the first six months of 1995 compared to the same period in 1994. The variance can be primarily attributed to the expiration of a computer equipment lease and subsequent equipment acquisition in October 1994.

(Non-interest Expense continued)

    Legal fees decreased 36.69% or $248 thousand for the first six months of 1995 as compared to the same period last year. Legal fees were higher in 1994 partially due to legal fees incurred with respect to the U.S. Treasury Department settlement noted below.

    Amortization expense decreased $532 thousand or 56.48% for the six months of 1995 compared to the same period of 1994. A reduction in amortization of mortgage servicing rights and excess servicing fees resulted from the Company's decision to curtail its mortgage operations in 1994, which included the sale of the Company's mortgage loan servicing portfolio, as noted previously.

    Expenses on foreclosed real estate decreased $119 thousand or 39.14% for the first half of 1995 compared to the first half of last year. Other real estate owned at June 30, 1995 was $9.520 million compared to $10.479 million at June 30, 1994.

    Taxes other than income, primarily corporate franchise tax, decreased $49 thousand for the first six months of 1995 compared to the same period last year and decreased $125 thousand for the second quarter of 1995 compared to the same period last year. The variances primarily relate to state tax credits which are first applied to the Company's franchise tax liability.

    Other non-interest expense in the first six months of 1995 decreased 15.74% or $979 thousand from the same period last year. A $750 thousand settlement payment was recorded in the second quarter of 1994. An agreement was reached in principle with the U.S. Treasury Department regarding compliance by a subsidiary with record keeping and reporting requirements under the Currency and Foreign Transactions Reporting Act. Excluding this non-recurring expense, other non-interest expense decreased $229 thousand or 4.19% from period to period. Loan and collection expense related to the Mortgage Division operations decreased $252 thousand for the first six months of 1995 compared to the first six months of 1994. Insurance expense decreased $222 thousand for the first six months of 1995 as compared to the same period in 1994 resulting from increases in the cash surrender value of life insurance policies offsetting the policy's premium expense and premiums paid on the Company's other insurance policies remaining stable. Charitable contribution expense increased $193 thousand for the first half of 1995 as compared to the same period of 1994 and was primarily due to the donation of a parcel of other real estate owned for $125 thousand.

    Other non-interest expense for the second quarter of 1995 compared to the second quarter of 1994, excluding the non-recurring expense of $750 thousand, increased $349 thousand. The largest component of the increase can be attributed to contribution expense (primarily the donation of other real estate owned) which increased $193 thousand in the second quarter of 1995 compared to the same quarter of 1994.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
                                                                     Six Months Ended                    Three Months Ended
                                                                         June 30,                              June 30,
(in thousands of $)                                                 1995            1994                1995             1994
                                                                 ------------------------            -------------------------
Balance, beginning of period                                     $28,894          $27,012            $29,047           $27,108

Provision for loan losses                                          2,631            3,459              1,299             2,037

  Charge-offs                                                     (2,047)          (3,711)              (774)           (2,277)
  Recoveries                                                         483              415                389               307
                                                                  ------           ------              -----            ------
Net charge-offs                                                   (1,564)          (3,296)              (385)           (1,970)
                                                                 -------          -------            -------           -------
    Balance, end of period                                       $29,961          $27,175            $29,961           $27,175
                                                                 =======          =======            =======           =======

Loans, net of unearned income                                 $1,933,140       $1,751,110         $1,933,140        $1,751,110
Average loan balance for the period                           $1,893,702       $1,727,820         $1,920,233        $1,744,868
Allowance as % of loans at
  end of period                                                    1.55%            1.55%
Allowance as % of non-performing loans                           287.23%          265.93%
Net charge-offs as % of average loans
  for the period                                                    .08%             .19%               .02%              .11%
Annualized net charge-offs as % of
  average loans for the period                                      .17%             .38%               .08%              .45%


    The provision for loan losses for the first six months of 1995 decreased $828 thousand or 23.94% compared to the first six months of 1994. Net charge-offs totaled $1.564 million for the first six months of 1995 compared to $3.296 million for the first six months of 1994, a decrease of $1.732 million. Charge-offs for the first half of 1994 included $1.719 million relating to one credit. Annualized net charge-offs were .17% of average loans for the first six months of 1995 compared to .38% for the same period in 1994.

    The Company evaluates the reserves of its subsidiary banks on an ongoing basis to ensure the timely charge-off of loans and to determine the adequacy of each bank's allowance for loan losses. At June 30, 1995, the level of the affiliate bank reserves as a percentage of total loans outstanding ranged from 1.52% to 1.80% with a combined ratio of 1.55%. Management believes the current consolidated allowance at 1.55% of total loans outstanding is adequate to absorb future possible losses.

NON-PERFORMING ASSETS
                                                                                 June 30,         March 31,       December 31,
(in thousands of $)                                                                1995              1995               1994
                                                                                --------          --------        -----------
Non-accrual loans                                                                $ 9,165           $ 9,509            $ 6,813
Restructured loans                                                                   484               484                484
Foreclosed real estate                                                             9,520            10,478             10,523
                                                                                 -------           -------            -------
  Total non-performing assets                                                    $19,169           $20,471            $17,820
                                                                                 =======           =======            =======
Percentage of non-performing
  assets to loans plus foreclosed
  real estate                                                                       .99%             1.08%               .95%
Loans contractually past due
  ninety days or more                                                               $782              $543             $1,132
Percentage of non-performing
  assets plus ninety days past due
  to loans plus foreclosed real estate                                             1.03%             1.11%              1.01%
Percentage of allowance to
  non-performing loans                                                           287.23%           275.69%            342.79%
Percentage of allowance to total
  non-performing assets                                                          156.30%           141.89%            162.14%
Percentage of allowance to
  risk elements*                                                                 150.17%           138.23%            152.46%
Percentage of risk elements*
  to total average assets                                                           .73%              .79%               .72%

* Risk elements include total non-performing assets plus loans contractually past due ninety days or more.

The following table summarizes the changes in non-performing assets for the six month period ended June 30, 1995.

(in thousands of $)
  Balance, beginning of year                       $17,820
  Additions                                         10,034
  Payments received and loans
    returned to accrual status                      (4,776)
  Sales of foreclosed real estate                   (2,021)
  Charge-offs and writedowns                        (1,888)
                                                   -------
  Balance, end of period                           $19,169
                                                   =======

    Loan quality remained strong at the end of second quarter 1995 reflecting the Company's continued focus on maintaining high quality assets. Non-performing assets at June 30, 1995 represent .99% of loans plus foreclosed real estate, compared to 1.08% at the end of first quarter 1995 and .95% at year-end 1994. Non-performing assets of $19.169 million at June 30, 1995 were $1.302 million or 6.36% lower than at March 31, 1995. Non-performing assets at June 30, 1995 increased $1.349 million or 7.57% from the December 31, 1994 total of $17.820 million primarily due to one credit placed on non-accrual status during the first quarter of 1995.

CAPITAL RESOURCES AND LIQUIDITY

                                                                         JUNE 30,              JUNE 30,
(in thousands of $)                                                        1995                  1994
                                                                        ---------             ----------
At June 30,
-------------
Total shareholders' equity                                              $255,828               $222,778
Long-term debt                                                           $19,876                $23,199

Per Share Data
--------------
Dividend payout                                                           38.03%                 39.67%
Common dividends paid                                                     $8,660                 $7,027
Dividends paid per share                                                   $0.54                  $0.48
Book value per share                                                      $15.97                 $14.01
Fully diluted book value per share                                        $15.96                 $14.07

Selected Ratios
---------------
Return on YTD average assets                                               1.70%                  1.49%
Return on YTD average common equity                                       18.89%                 17.95%
YTD average equity to average assets                                       9.01%                  8.29%
YTD average equity to average loans                                       12.96%                 12.68%
YTD average loans to average deposits                                     85.20%                 78.93%
Period end total tier 1 capital to total risk-weighted assets             11.14%                 10.91%
Period end total capital to total risk-weighted assets                    12.76%                 12.63%
Efficiency ratio                                                          52.82%                 57.63%

    The Company's total shareholders' equity was $255.828 million at June 30, 1995 which reflects a 14.84% or $33.050 million increase as compared to June 30, 1994. The Company authorized a stock buy-back program in the first quarter of 1995 and to date a total of 100,000 shares have been acquired with total cost of $3.145 million. The shares were purchased to fund commitments for employee stock plans and programs.

    Mark Twain's Asset/Liability Committee meets monthly to review balance sheet structure and liquidity needs. The goal is to maximize net interest income and maintain adequate liquidity while operating within defined risk parameters. The period gap set forth in the table below is the difference between earning assets and interest bearing liabilities with the repricing maturities indicated. The cumulative gap figure accumulates the period figures for the maturity range in question and all shorter maturities. The position of Mark Twain with respect to these gaps at June 30, 1995 was as follows (dollars in thousands):

                         0-31    32-92      93-183     184-365    Over 365
                         Days     Days       Days         Days       Days
 Period Gap           $385,129  $(98,041)  $(29,592)  $(192,595)  $462,352
 Cumulative Gap        385,129   287,088    257,496      64,901    527,253

PART II -  OTHER INFORMATION

ITEM #6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Exhibit 11. Statement of Computation of Earnings Per Common Share

      Exhibit 27. Financial Data Schedule


  (b) Reports on Form 8-K

      Report on Form 8-K dated April 12, 1995 reporting the Company's earnings release for the first quarter ending March 31, 1995.

      Report of Form 8-K dated April 26, 1995 announcing a new stock purchase program.

      Report on Form 8-K dated July 12, 1995 reporting the Company's earnings release for the second quarter and year ending June 30, 1995.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARK TWAIN BANCSHARES, INC.
                                               (Registrant)



Date:  August 11, 1995                 KEITH MILLER
       ----------------                -------------------------------
                                       Keith Miller
                                       Senior Vice President - Finance
                                         and Chief Financial Officer



                                       JOHN P. DUBINSKY
                                       -------------------------------
                                       John P. Dubinsky
                                       President and Chief
                                         Executive Officer