Form 10-Q
period 1995-09-30
TWAIN MARK BANCSHARES INC
filed 1995-11-13
CIK 100307

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended September 30, 1995, or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file Number 0-4543


                            MARK TWAIN BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

          Missouri                                    43-0895344
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

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

                       Yes /X/                  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                 Outstanding at September 30, 1995
 Common Stock, $1.25 par value                16,059,931

                         MARK TWAIN BANCSHARES, INC.
                             AND SUBSIDIARIES


                                 Index


Part I. - Financial Information

    Item 1. -  Financial Statements
        Condensed Consolidated Balance Sheet
          September 30, 1995 and 1994 (unaudited)
          and December 31, 1994.................................3

        Condensed Consolidated Statement of Income
          for the three and nine month periods
          ended September 30, 1995 and 1994 (unaudited).........4

        Condensed Consolidated Statement of Cash
          Flows for the nine month periods ended
          September 30, 1995 and 1994 (unaudited)...............5

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

    Item 2. - Management's Discussion and Analysis
          of Financial Condition and Results of Operations......7


Part II. - Other Information...................................19

    Item 6. - Exhibits and Reports on Form 8-K.................19

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                                                  September 30,  September 30,    December 31,
                                                                                          1995           1994            1994
                                                                                  ------------   -------------    -----------
                                                                                              (in thousands of $)
ASSETS
  Cash and due from banks                                                           $  122,380     $  128,295     $  139,947
  Interest bearing deposits with banks                                                       -             53             54
  Federal funds sold and securities
    purchased under resale agreements                                                    4,528          1,475          1,600
  Trading account securities                                                            62,697        128,356         32,909
  Securities available for sale                                                        245,312        243,851        228,359
  Mortgage loans held for resale                                                             -         14,874              -
  Investment securities                                                                351,325        367,086        353,958
  Loans, net of allowance for loan losses of
   $30,048, $27,934 and $28,894, respectively                                        1,908,537      1,739,012      1,831,261
  Premises and equipment                                                                21,538         28,244         27,910
  Accrued income receivable                                                             18,500         16,137         17,572
  Other assets                                                                          99,101        184,939         55,146
                                                                                    ----------     ----------     ----------
      Total assets                                                                  $2,833,918     $2,852,322     $2,688,716
                                                                                    ==========     ==========     ==========
LIABILITIES
  Non-interest bearing deposits                                                     $  428,686     $  432,125     $  461,958
  Interest bearing deposits                                                          1,905,133      1,769,915      1,810,099
                                                                                    ----------     ----------     ----------
    Total deposits                                                                   2,333,819      2,202,040      2,272,057
                                                                                    ----------     ----------     ----------
  Short-term borrowings                                                                146,393        289,677        148,118
  Other liabilities                                                                     70,422        108,805         14,103
  Long-term debt                                                                        19,423         22,705         20,389
                                                                                    ----------     ----------     ----------
    Total liabilities                                                               $2,570,057      2,623,227      2,454,667
                                                                                    ----------     ----------     ----------

SHAREHOLDERS' EQUITY
  Preferred stock, $25.00 par value, authorized
    and unissued 500,000 shares                                                              -              -              -
  Common stock, $1.25 par value, authorized
    30,000,000 shares, issued 16,449,510,
    16,358,951 and 16,375,527 shares, respectively                                      20,562         20,449         20,469
  Surplus                                                                               62,423         59,871         60,246
  Undivided profits                                                                    185,115        150,361        154,890
                                                                                    ----------     ----------     ----------
                                                                                       268,100        230,681        235,605
  Less common treasury stock at cost, 389,579,
    405,876 and 398,633 shares, respectively                                             4,239          1,586          1,556
                                                                                    ----------     ----------     ----------
    Total shareholders' equity                                                         263,861        229,095        234,049
                                                                                    ----------     ----------     ----------
        Total liabilities and shareholders' equity                                  $2,833,918     $2,852,322     $2,688,716
                                                                                    ==========     ==========     ==========

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                                                    For the Nine Months       For the Three Months
                                                                                    Ended September 30,        Ended September 30,
                                                                                     1995         1994          1995         1994
                                                                                     ----         ----          ----         ----
                                                                                      (in thousands of $ except per share data)
INTEREST FROM EARNING ASSETS
  Interest and fees on loans                                                      $135,477     $105,811       $46,251      $37,568
  Interest on investment securities:
     Taxable                                                                        17,235       18,788         5,744        5,797
     Non-taxable                                                                       142          529            33          159
  Interest on trading account securities                                             2,113        3,031           678          916
  Interest on securities available for sale                                         11,139       11,155         3,730        3,788
  Interest on mortgage loans held for resale                                             -        2,453             -          276
  Interest on deposits with banks                                                        -            3             -            -
  Interest on federal funds sold and securities
     purchased under resale agreements                                                 563          612           264          205
                                                                                  --------     --------       -------      -------
       Total interest income                                                       166,669      142,382        56,700       48,709
                                                                                  --------     --------       -------      -------
INTEREST EXPENSE
  Interest on deposits                                                              62,196       44,974        22,512       15,604
  Interest on short-term borrowings                                                  6,938        4,461         1,624        1,585
  Interest on long-term debt                                                         1,165        1,360           381          444
                                                                                  --------     --------       -------      -------
       Total interest expense                                                       70,299       50,795        24,517       17,633
                                                                                  --------     --------       -------      -------
  Net interest income                                                               96,370       91,587        32,183       31,076
  Provision for loan losses                                                          3,344        4,499           713        1,040
                                                                                  --------     --------       -------      -------
  Net interest income after provision for loan losses                               93,026       87,088        31,470       30,036
                                                                                  --------     --------       -------      -------

OTHER INCOME
  Service charges on deposit accounts                                                5,220        5,606         1,803        1,841
  Securities transactions                                                               46          309             -            -
  Other income                                                                      22,123       21,217         7,281        5,874
                                                                                  --------     --------       -------      -------
       Total other income                                                           27,389       27,132         9,084        7,715
                                                                                  --------     --------       -------      -------

OTHER EXPENSES
  Salaries                                                                          31,098       30,789        10,530       10,024
  Employee benefits                                                                  5,202        5,169         1,569        1,448
  Net occupancy expense                                                              7,040        6,978         2,326        2,394
  Furniture and equipment expense                                                    2,894        3,418           917        1,144
  Other expenses                                                                    18,386       21,411         5,398        6,505
                                                                                  --------     --------       -------      -------
       Total other expenses                                                         64,620       67,765        20,740       21,515
                                                                                  --------     --------       -------      -------

  Income before income taxes                                                        55,795       46,455        19,814       16,236
  Applicable income taxes                                                           20,579       16,593         7,591        5,866
                                                                                  --------     --------       -------      -------
         Net income                                                               $ 35,216     $ 29,862       $12,223      $10,370
                                                                                  ========     ========       =======      =======

NET INCOME PER SHARE:

  Primary                                                                            $2.17        $1.86         $ .75        $ .64
                                                                                     =====        =====         =====        =====

  Fully diluted                                                                      $2.11        $1.81         $ .73        $ .63
                                                                                     =====        =====         =====        =====

COMMON DIVIDENDS PAID PER SHARE                                                      $ .81        $ .72         $ .27        $ .24
                                                                                     =====        =====         =====        =====

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                    For the Nine Months
                                                                                     Ended September 30,
                                                                                    1995            1994
                                                                                    ----            ----
                                                                                    (in thousands of $)
OPERATING ACTIVITIES
 Net Income                                                                      $ 35,216        $ 29,862
 Adjustments to reconcile net cash provided by operating activities:
  Provision for loan losses                                                         3,344           4,499
  Provision for depreciation and amortization                                       3,561           4,408
  Amortization of security premiums and accretion of discounts                       (799)         (2,045)
  Net decrease in mortgage loans held for resale                                        -          97,430
  Net increase in trading account securities                                      (29,788)        (82,301)
  Securities transactions                                                             (46)           (309)
  Increase in accrued income receivable                                              (928)         (1,566)
  Increase in interest payable                                                      1,187             533
  Other                                                                             3,664          (5,356)
                                                                                 --------        --------
   Net cash provided by operating activities                                       15,411          45,155
                                                                                 --------        --------

INVESTING ACTIVITIES
 Net increase in loans                                                            (78,086)        (51,815)
 Net proceeds from sales of foreclosed real estate                                  2,392           2,350
 Net (increase) decrease in premises and equipment                                  3,415          (1,625)
 Purchase of assets to be leased                                                   (2,783)         (2,039)
 Proceeds from sales of securities available for sale                               5,676           2,962
 Proceeds from maturities and prepayments of securities available for sale         19,495          38,924
 Purchase of securities available for sale                                        (17,269)        (52,710)
 Proceeds from maturities and prepayments of investment securities                 37,112         151,686
 Purchase of investment securities                                                (45,268)       (240,076)
                                                                                 --------        --------
   Net cash used by investing activities                                          (75,316)       (152,343)
                                                                                 --------        --------
FINANCING ACTIVITIES
 Net increase in deposits                                                          61,762          10,127
 Net increase (decrease) in short-term borrowings                                  (1,725)        110,421
 Payments on long-term debt                                                           (32)           (527)
 Cash dividends                                                                   (12,986)        (10,567)
 Purchase of treasury stock                                                        (3,145)              -
 Reissuance of treasury stock                                                       1,392           1,083
 Other                                                                                  -              21
                                                                                 --------        --------
   Net cash provided by financing activities                                       45,266         110,558
                                                                                 --------        --------

 Increase (decrease) in cash and cash equivalents                                 (14,639)          3,370
 Cash and cash equivalents at beginning of period                                 141,547         126,400
                                                                                 --------        --------
 Cash and cash equivalents at end of period                                      $126,908        $129,770
                                                                                 ========        ========

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
----------------------

    At September 30, 1995 the Company achieved increases in total loans, earning assets and deposits. Total assets remained relatively unchanged. Net income for the nine months ended September 30, 1995 was $35.216 million, an increase of $5.354 million or 17.93% from the first nine months of 1994. Net income for the three months ended September 30, 1995 was $12.223 million, an increase of $1.853 million or 17.87% from the third quarter of 1994. Selected balance sheet comparisons are as follows (in millions of $):

                                          September 30,         September 30,
                                              1995                   1994              % Change
                                          -------------         -------------         ---------
          Total assets                      $2,833.9              $2,852.3             (0.65%)
          Total loans                        1,938.6               1,766.9              9.71%
          Total earning assets               2,602.4               2,522.6              3.16%
          Total deposits                     2,333.8               2,202.0              5.98%


NET INTEREST INCOME
--------------------
------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                    1995                    1994                  % Change
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions of $)
Average loans                                                    $1,938.6                $1,739.9                   11.42%
Average earning assets                                            2,586.2                 2,436.8                    6.13%
Average deposits                                                  2,323.3                 2,188.3                    6.17%
Net interest income (FTE)                                            32.5                    31.4                    3.37%
Net interest margin                                                 4.98%                   5.11%        <13> basis points
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                     1995                    1994                  % Change
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions of $)
Average loans                                                    $1,908.8                $1,731.8                   10.22%
Average earning assets                                            2,552.3                 2,451.5                    4.11%
Average deposits                                                  2,256.5                 2,188.7                    3.10%
Net interest income (FTE)                                            97.3                    92.6                    5.12%
Net interest margin                                                 5.10%                   5.05%           5 basis points
------------------------------------------------------------------------------------------------------------------------------

(Net Interest Income continued)

  Measured on a fully tax equivalent basis, net interest income totaled $32.5 million for the quarter, a modest increase from second quarter 1995 and an increase of $1.1 million or 3.37% over the third quarter of 1994. Net interest margin for the third quarter of 1995 was 4.98%, compared to 5.08% for second quarter 1995 and 5.11% for third quarter 1994. Net interest income, fully tax equivalent, was $97.29 million for the first nine months of 1995, an increase of $4.7 million or 5.12% from the same period last year. Net interest margin for the first nine months of 1995 was 5.10% compared to 5.05% for the first nine months of 1994. Interest rates generally increased during the first nine months of 1994 and began to gradually decline during 1995. As earning assets and interest bearing liabilities repriced during 1994 and 1995 and as the mix of earning assets and interest bearing liabilities changed between periods, the gross yield on earning assets increased 96 basis points for the first nine months of 1995 and 76 basis points for the third quarter of 1995 compared to 1994 levels. The average cost of interest bearing liabilities increased 118 basis points for the first nine months of 1995 and 115 basis points for the third quarter of 1995 compared to 1994 levels. The interest rate spread for the third quarter of 1995 decreased 39 basis points to 4.02% compared to the third quarter of 1994. The ratio of interest bearing liabilities to earning assets decreased to 79.66% for the quarter compared to 80.42% for the third quarter of 1994. For the first nine months of 1995, the interest rate spread decreased 22 basis points to 4.19% compared to the first nine months of 1994. The ratio of interest bearing liabilities to earning assets decreased to 80.32% for the first nine months of 1995 compared to 81.24% for the same period of 1994.

  Average earning assets totaled $2,586.2 million during the third quarter of 1995 as compared to $2,436.8 million during the third quarter of 1994, an increase of $149.4 million or 6.13%. Average loan volume continued to show steady increases with average loan outstandings of $1,938.6 million for the third quarter of 1995 compared to $1,920.2 million for the second quarter of 1995 (an increase of $18.4 million) and $1,739.9 million for the third quarter of 1994 (an increase of $198.7 million). Proceeds from the liquidation of the mortgage loans held for resale portfolio in 1994, which averaged $14.2 million for third quarter 1994, were used to fund increases in the loan portfolio in 1994. Securities averaged $586.7 million for the third quarter, a decrease of $19.6 million or 3.24% compared to the same period last year. Average deposit volume for the third quarter of 1995 increased $135.0 million or 6.17% to $2,323.3 million compared to the same period in 1994. Average time deposits increased $224.1 million or 28.03% in the third quarter of 1995 as compared to the third quarter of 1994. Savings and money market deposits decreased $65.5 million or 8.93% and interest bearing demand deposits decreased $26.7 million or 10.67% for the same respective periods. Non-interest bearing demand deposits increased $3.2 million or .78% and comprised 17.54% of average deposits during the third quarter 1995 compared to 18.48% for the same period last year.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables show the condensed average balance sheets for each of the interim periods presented, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities for each of the periods reported.
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                           1995                                       1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Avg.                                      Avg.
                                           Avg.                         Yield/          Avg.                      Yield/
                                          Volume         Interest        Rate          Volume       Interest       Rate
                                        ----------       ---------     -------         -------      --------      ------
                                                                    (in thousands of $)
ASSETS
Interest earning assets:
Loans <F1><F2>                          $1,908,842       $136,259       9.54%       $1,731,811       $106,496      8.22%
Taxable investment securities              342,340         17,235       6.73%          357,622         18,788      7.02%
Non-taxable investment securities <F1>       3,450            218       8.45%           12,655            805      8.50%
Trading account securities                  43,462          2,113       6.50%           64,195          3,031      6.31%
Securities available for sale <F1>         241,718         11,198       6.19%          220,101         11,158      6.78%
Mortgage loans held for resale                   -              -           -           44,807          2,453      7.32%
Interest bearing deposits with banks             -              -           -              135              3      2.97%
Federal funds sold and securities
  purchased under resale agreements         12,506            563       6.02%           20,193            612      4.05%
                                        ----------       --------      ------       ----------       --------     ------
Total interest earning assets            2,552,318        167,586       8.78%        2,451,519        143,346      7.82%
                                                         --------      ======                        --------     ======
Non-interest earning assets:
Cash and due from banks                    107,416                                     114,059
Other assets                               122,492                                     101,890
FASB No. 115 allowance                      (7,483)                                     (5,555)
Allowance for loan losses                  (29,559)                                    (27,394)
                                        ----------                                  ----------
    Total                               $2,745,184                                  $2,634,519
                                        ==========                                  ==========
LIABILITES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing demand deposits        $  227,050          3,631       2.14%       $  256,630          3,694      1.92%
Savings and money market deposits          677,893         19,401       3.83%          729,649         15,981      2.93%
Time deposits                              956,563         39,164       5.47%          809,560         25,299      4.18%
Short-term borrowings                      168,407          6,938       5.51%          172,055          4,461      3.47%
Long-term debt                              19,986          1,165       7.79%           23,704          1,360      7.67%
                                        ----------       --------      ------       ----------       --------     ------
Total interest bearing liabilities       2,049,899         70,299       4.59%        1,991,598         50,795      3.41%
                                                         --------      ======                        --------     ======
Non-interest bearing liabilities:
Non-interest bearing deposits              394,997                                     392,896
Other liabilities                           49,764                                      28,736
Shareholders' equity                       250,524                                     221,289
                                        ----------                                  ----------
    Total                               $2,745,184                                  $2,634,519
                                        ==========                                  ==========
Net interest income                                      $ 97,287                                    $ 92,551
                                                         ========                                    ========
Net interest margin                                                     5.10%                                      5.05%
                                                                       ======                                     ======

<F1>Fully tax-equivalent using tax rate of 35% in 1995 and 1994.
<F2>Includes non-accrual loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
(continued)

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                          1995                                       1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Avg.                                      Avg.
                                           Avg.                         Yield/          Avg.                      Yield/
                                          Volume         Interest        Rate          Volume       Interest       Rate
                                        ----------       ---------     -------         -------      --------      ------
                                                                    (in thousands of $)
ASSETS
Interest earning assets:
Loans <F1><F2>                          $1,938,629        $46,499       9.52%       $1,739,888       $37,815       8.62%
Taxable investment securities              340,321          5,744       6.70%          363,116         5,797       6.33%
Non-taxable investment securities <F1>       2,469             50       8.03%           11,709           241       8.17%
Trading account securities                  43,060            678       6.25%           58,069           916       6.26%
Securities available for sale <F1>         243,887          3,749       6.10%          231,479         3,791       6.50%
Mortgage loans held for resale                   -              -           -           14,223           276       7.70%
Interest bearing deposits with banks             -              -           -               54             -           -
Federal funds sold and securities
  purchased under resale agreements         17,839            264       5.87%           18,281           205       4.45%
                                        ----------        -------      ------       ----------       -------      ------
Total interest earning assets            2,586,205         56,984       8.74%        2,436,819        49,041       7.98%
                                                          -------      ======                        -------      ======
Non-interest earning assets:
Cash and due from banks                    109,197                                     116,913
Other assets                               124,735                                     102,546
FASB No. 115 allowance                      (2,955)                                     (9,873)
Allowance for loan losses                  (30,105)                                    (27,717)
                                        ----------                                  ----------
    Total                               $2,787,077                                  $2,618,688
                                        ==========                                  ==========
LIABILITES AND SHAREHOLDER'S EQUITY
Interest bearing liabilities:
Interest bearing demand deposits        $  223,681          1,212       2.15%       $  250,386         1,194       1.89%
Savings and money market deposits          668,569          6,539       3.88%          734,093         5,654       3.06%
Time deposits                            1,023,558         14,761       5.72%          799,482         8,756       4.35%
Short-term borrowings                      124,524          1,624       5.17%          152,927         1,585       4.11%
Long-term debt                              19,716            381       7.67%           22,883           444       7.70%
                                        ----------        -------      ------       ----------       -------      ------
Total interest bearing liabilities       2,060,048         24,517       4.72%        1,959,771        17,633       3.57%
                                                          -------      ======                        -------      ======
Non-interest bearing liabilities:
Non-interest bearing deposits              407,513                                     404,358
Other liabilities                           59,032                                      28,820
Shareholders' equity                       260,484                                     225,739
                                        ----------                                  ----------
    Total                               $2,787,077                                  $2,618,688
                                        ==========                                  ==========
Net interest income                                       $32,467                                    $31,408
                                                          =======                                    =======
Net interest margin                                                     4.98%                                      5.11%
                                                                       ======                                     ======

<F1>Fully tax-equivalent using tax rate of 35% in 1995 and 1994.
<F2>Includes non-accrual loans.

The following tables set forth, on a tax equivalent basis, the effect of changes in interest income and interest expense resulting from changes in volumes and rates for the nine and three months ended September 30, 1995.
-----------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                         1995 Compared to 1994
-----------------------------------------------------------------------------------------------------------------------------
(in thousands of $)                                                                  Increase (Decrease) Due to:(1)
                                                                          Volume                   Rate                 Net
                                                                          ------                  ------               -----
Interest earned on:
    Loans                                                                 $11,567                $18,196             $29,763
    Taxable investment securities                                            (786)                  (767)             (1,553)
    Non-taxable investment securities                                        (582)                    (5)               (587)
    Trading account securities                                             (1,006)                    88                (918)
    Securities available for sale                                           1,046                 (1,006)                 40
    Mortgage loans held for resale                                         (2,453)                     -              (2,453)
    Interest bearing deposits with banks                                       (3)                     -                  (3)
    Federal funds sold and securities
      purchased under resale agreements                                      (283)                   234                 (49)
                                                                           -------                -------             -------
    Total interest earned on assets                                         7,500                 16,740              24,240
                                                                           -------                -------             -------

Interest paid on:
    Interest bearing demand deposits                                         (450)                   387                 (63)
    Savings and money market deposits                                      (1,199)                 4,619               3,420
    Time deposits                                                           5,120                  8,745              13,865
    Short-term borrowings                                                     (97)                 2,574               2,477
    Long-term debt                                                           (216)                    21                (195)
                                                                          --------               --------            --------
    Total interest paid on liabilities                                      3,158                 16,346              19,504
                                                                          --------               --------            --------
      Net interest income                                                 $ 4,342                $   394             $ 4,736
                                                                          ========               ========            ========


-----------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                        1995 Compared to 1994
-----------------------------------------------------------------------------------------------------------------------------
(in thousands of $)                                                                  Increase (Decrease) Due to:(1)
                                                                          Volume                   Rate                Net
                                                                          ------                  ------              -----
Interest earned on:
    Loans                                                                  $4,554                 $4,130              $8,684
    Taxable investment securities                                            (375)                   322                 (53)
    Non-taxable investment securities                                        (187)                    (4)               (191)
    Trading account securities                                               (236)                    (2)               (238)
    Securities available for sale                                             197                   (239)                (42)
    Mortgage loans held for resale                                           (276)                     -                (276)
    Interest bearing deposits with banks                                        -                      -                   -
    Federal funds sold and securities
      purchased under resale agreements                                        (5)                    64                  59
                                                                           -------                -------             -------
    Total interest earned on assets                                         3,672                  4,271               7,943
                                                                           -------                -------             -------
Interest paid on:
    Interest bearing demand deposits                                         (135)                   153                  18
    Savings and money market deposits                                        (539)                 1,424                 885
    Time deposits                                                           2,819                  3,186               6,005
    Short-term borrowings                                                    (326)                   365                  39
    Long-term debt                                                            (61)                    (2)                (63)
                                                                           -------                -------             -------
    Total interest paid on liabilities                                      1,758                  5,126               6,884
                                                                           -------                -------             -------
      Net interest income                                                  $1,914                 $ (855)             $1,059
                                                                           =======                =======             =======

(1) For the purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories based on the respective percentage changes in average balances and average rates.

NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                              1995                    1994               % Change
---------------------------------------------------------------------------------------------------------------------
(in thousands of $)
Service charges on deposit accounts                         $ 5,220                 $ 5,606                (6.89%)
Securities transactions                                          46                     309               (85.11%)
Bond Division revenue                                         8,831                   6,306                40.04%
Brokerage revenue                                             3,108                   3,990               (22.11%)
Trust Division revenue                                        4,607                   4,581                 0.57%
Mortgage Division revenue                                         -                   1,786                   NM
Net losses on foreclosed real estate                            (77)                   (146)              (47.26%)
All other income                                              5,654                   4,700                20.30%
                                                            -------                 -------               -------
  Total non-interest income                                 $27,389                 $27,132                 0.95%
                                                            =======                 =======               =======

    Non-interest income increased $257 thousand or .95% for the first nine months of 1995 as compared to the same period of 1994. Non-interest income for the third quarter of 1995 increased $1.369 million or 17.74% compared to the same period last year.

    The first nine months of 1994 reflected $1.786 million of Mortgage Division revenues. The Company made a decision to curtail mortgage as a line of business during 1994 due to decreasing volumes and a lack of profitability associated with the decrease in mortgage refinancings as interest rates rose during 1994.

    Service charges on deposit accounts showed a decrease of $386 thousand or 6.89% in the first nine months of 1995 as compared to the same period in 1994. Fees charged on commercial deposit accounts are lower as a result of higher earnings credit rates.

    Gains totaling $46 thousand on sales of available-for-sale securities were realized in the first quarter of 1995. Proceeds from the sale of these available-for-sale securities were $5.676 million. The sales reflected a restructuring of United Kansas Bank and Trust's securities portfolio upon merger with Mark Twain Kansas Bank in February 1995. Gains of $309 thousand on the sale of investment securities (proceeds of $35.319 million) and available-for-sale securities (proceeds of $2.962 million) were realized in the second quarter of 1994. The investment securities sold were all within ninety days of scheduled maturity and are reflected as maturities in the consolidated statement of cash flows. The securities were sold in order to reinvest the relatively small individual security balances at one time.

    The Capital Markets Group (including Bond and Brokerage operations) showed increases in revenues of 15.96% and 24.58% for the nine and three month periods ending September 30, 1995 as compared to the same periods last year. Bond Division revenues increased $2.525 million or 40.04% in the first nine months of 1995 as compared to the same period of 1994. Revenues for the quarter were up $1.011 million over third quarter 1994. The Bond Division's foreign exchange operation saw record volumes resulting from the dollar's volatility in the first nine months of 1995. Foreign exchange revenues for the first nine months of 1995 increased $2.065 million over the first nine months of 1994. Brokerage Division revenues

(Non-interest Income continued)

decreased $882 thousand or 22.11% in the first nine months of 1995 as compared to the same period last year. Revenues decreased $270 thousand for the third quarter of 1995 compared to the third quarter of 1994.

    A net loss on foreclosed real estate of $77 thousand was recognized in the first nine months of 1995 primarily due to adjustments to the carrying values for declines in market values. Proceeds from sales of foreclosed real estate totaled $2.392 million to date this year. A net loss on foreclosed real estate of $146 thousand in the first nine months of 1994 resulted from sales of $2.350 million of foreclosed real estate and adjustments to the carrying values for declines in market values.

    All other income increased $954 thousand or 20.30% for the first nine months of 1995 as compared to the same period of 1994. The first nine months of 1995 reflects a $1.716 million appreciation in the market value of the trading account portfolio of the parent company since year-end 1994. The same period last year reflected a $129 thousand appreciation in market value. The third quarter of 1995 includes $206 thousand in gain on sale of a low-to-moderate income housing project owned and operated by the Company. This is offset by a decrease in rental income of $275 thousand relating to the low-to-moderate income housing project sold. Also contributing to a decrease in other income are $258 thousand in gains recorded last year on sale of assets previously under lease financing agreements, a decrease of $104 thousand in international income (primarily letter of credit fees), $84 thousand interest on a 1992 tax refund received in 1994, a decrease in rental income from one parcel of other real estate owned and a general decline in SBA transaction fees for the first nine months of 1995 as compared to the same period of 1994.


NON-INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                               1995               1994             % Change
-----------------------------------------------------------------------------------------------------------------------
(in thousands of $)
Salary expense                                               $31,098            $30,789              1.00%
Employee benefits                                              5,202              5,169              0.64%
Net occupancy                                                  7,040              6,978              0.89%
FDIC premiums                                                  2,334              3,615            (35.44%)
Furniture & equipment                                          2,894              3,418            (15.33%)
Advertising                                                    1,486              1,569             (5.29%)
Data processing                                                3,166              3,332             (4.98%)
Legal fees                                                       730                830            (12.05%)
Postage & freight                                              1,124              1,133             (0.79%)
Amortization expense                                             621              1,233            (49.64%)
Expenses on foreclosed real estate                               263                461            (42.95%)
Taxes other than income                                          390                338             15.38%
Other                                                          8,272              8,900             (7.06%)
                                                             -------            -------            -------
  Total non-interest expense                                 $64,620            $67,765             (4.64%)
                                                             =======            =======            =======

    Non-interest expense for the first nine months of 1995 was $64.620 million as compared to $67.765 million for the first nine months of 1994, a decrease of $3.145 million or 4.64%. Non-interest expense for the third quarter of 1995 was $20.740 million as compared to $21.515 million for the third quarter of 1994, a decrease of $775 thousand or 3.60%.

(Non-interest Expense continued)

    Salary expense for the nine month period of 1995 increased $309 thousand or 1.00% as compared to the same period last year. Excluding the effect of commissions and bonuses, salary expense decreased 8.18%. The decrease from year-to-year can be attributed primarily due to a reduction in the number of full time equivalent employees (979 at September 30, 1995 compared to 971 at June 30, 1995 and 1,018 at September 30, 1994). A significant portion of the reduction relates to the reduction in support staff in the Company's Mortgage Division. A significant portion of the increase in commission and bonus expense is directly related to the sales revenues reported by the Company's fee divisions and can be attributed to the Bond Division's performance exceeding the previous year as discussed earlier. The increase can also be attributed to other incentive based compensation linked to the overall financial performance of the Company. Employee benefit expense increased $33 thousand or .64% for the first nine months of 1995 as compared to the same period in 1994.

     FDIC premiums expense decreased $1.281 million for the first nine months of 1995 compared to the same period last year. On August 8, 1995, the FDIC Board of Directors voted to reduce the deposit insurance premiums. This change resulted in the premium rates charged to the Company's banking subsidiaries to be reduced to $.04 from $.23 per $100 of assessable deposits. The effective date for the premium change was June 1, 1995. As a result of this rate change, the Company's banking subsidiaries received a refund of previously paid insurance premiums of approximately $1.369 million, of which $1.040 million relates to third quarter 1995 premiums and $.329 million relates to second quarter 1995 premiums. This refund was received on September 15, 1995 and was recorded as a reduction of FDIC premium expense for the third quarter.

    Furniture and equipment expense decreased $524 thousand or 15.33% for the first nine months of 1995 compared to the same period in 1994. The variance can be primarily attributed to the expiration of a computer equipment lease and subsequent equipment acquisition in October 1994.

    Data processing expense decreased $166 thousand or 4.98% for the first nine months of 1995 compared to the same period last year. During the third quarter of 1995, $355 thousand was recorded as a reduction of data processing expense. This amount represents a settlement of a contract dispute with a systems vendor. The settlement essentially reimburses the Company for the difference between the contract rates and actual expenses paid by the Company due to nonperformance under the contract.

    Legal fees decreased 12.05% or $100 thousand for the first nine months of 1995 as compared to the same period last year. Legal fees were higher in 1994 partially due to legal fees incurred with respect to the U.S. Treasury Department settlement noted below.

(Non-interest Expense continued)

    Amortization expense decreased $612 thousand or 49.64% for the first nine months of 1995 compared to the same period of 1994. A reduction in amortization of mortgage servicing rights and excess servicing fees resulted from the Company's decision to curtail its mortgage operations in 1994, which included the sale of the Company's mortgage loan servicing portfolio, as noted previously.

    Expenses on foreclosed real estate decreased $198 thousand or 42.95% for the first nine months of 1995 compared to the first nine months of last year. Other real estate owned at September 30, 1995 was $10.726 million compared to $10.189 million at September 30, 1994.

    Other non-interest expense in the first nine months of 1995 decreased 7.06% or $628 thousand from the same period last year. A $750 thousand settlement payment was recorded in the second quarter of 1994 for an agreement reached in principle with the U.S. Treasury Department regarding compliance by a subsidiary with record keeping and reporting requirements under the Currency and Foreign Transactions Reporting Act. Excluding this non-recurring expense, other non-interest expense increased $122 thousand or 1.50% from period to period. Loan and collection expense related to the Mortgage Division operations decreased $328 thousand for the first nine months of 1995 compared to the first nine months of 1994. Insurance expense decreased $238 thousand for the first nine months of 1995 as compared to the same period in 1994 resulting from increases in the cash surrender value of life insurance policies offsetting the policy's premium expense and premiums paid on the Company's other insurance policies remaining stable. Operating expenses related to a low-to-moderate income housing project sold in June 1995, as discussed earlier, decreased $101 thousand from the same period last year. Convention and meeting expense increased $305 thousand for the first nine months of 1995 compared to the same period last year related to a Director Trip in September 1995. Consulting expense increased $352 thousand over the same respective period primarily due to two consulting engagements for the purpose of enhancing banking division based non-interest revenues and improving operational flow. Charitable contribution expense increased $219 thousand for the first nine months of 1995 as compared to the same period of 1994 and was primarily due to the donation of a parcel of other real estate owned for $125 thousand.

    Other non-interest expense for the third quarter of 1995 compared to the third quarter of 1994 increased $351 thousand. The largest component of the increase can be attributed to convention and meeting expense which increased $223 thousand in the third quarter of 1995 compared to the same quarter of 1994.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
                                                                     Nine Months Ended                   Three Months Ended
                                                                        September 30,                       September 30,
(in thousands of $)                                                 1995            1994                1995             1994
                                                                 ------------------------            -------------------------

Allowance at beginning of period                                 $28,894          $27,012            $29,961           $27,175

Charge-offs                                                       (2,957)          (4,418)              (910)             (707)
Recoveries                                                           767              841                284               426
                                                                 -------          -------            -------           -------
 Net charge-offs                                                  (2,190)          (3,577)              (626)             (281)

Additions to allowance charged to expense                          3,344            4,499                713             1,040
                                                                 -------          -------            -------           -------
Allowance at end of period                                       $30,048          $27,934            $30,048           $27,934
                                                                 =======          =======            =======           =======

Loans, net of unearned income at
  end of period                                               $1,938,585       $1,766,946

Average loan balance for the period                           $1,908,842       $1,731,811         $1,938,629        $1,739,888

Allowance as % of loans at
  end of period                                                    1.55%            1.58%

Allowance as % of non-performing loans                           323.90%          266.34%

Net charge-offs as % of average loans
  for the period                                                    .11%             .21%               .03%              .02%

Annualized net charge-offs as % of
  average loans for the period                                      .15%             .28%               .13%              .06%


    The provision for loan losses for the first nine months of 1995 decreased $1.155 million or 25.67% compared to the first nine months of 1994. Net charge-offs totaled $2.190 million for the first nine months of 1995 compared to $3.577 million for the first nine months of 1994, a decrease of $1.387 million. Charge-offs for the first nine months of 1994 included $1.719 million relating to one credit. Annualized net charge-offs were .15% of average loans for the first nine months of 1995 compared to
 .28% for the same period in 1994.

    The Company evaluates the reserves of its subsidiary banks on an ongoing basis to ensure the timely charge-off of loans and to determine the adequacy of each bank's allowance for loan losses. At September 30, 1995, the level of the affiliate bank reserves as a percentage of total loans outstanding ranged from 1.42% to 1.80% with a combined ratio of 1.55%. Management believes the current consolidated allowance at 1.55% of total loans outstanding is adequate to absorb future possible losses.

NON-PERFORMING ASSETS
                                                             September 30,       June 30,         March 31,       December 31,
(in thousands of $)                                              1995              1995              1995               1994
                                                              ---------------------------------------------------------------
Non-accrual loans                                              $ 8,629           $ 9,165           $ 9,509            $ 6,813
Restructured loans                                                 109               484               484                484
Foreclosed real estate                                          10,726             9,520            10,478             10,523
                                                               -------           -------           -------            -------
  Total non-performing assets                                  $19,464           $19,169           $20,471            $17,820
                                                               =======           =======           =======            =======
Percentage of non-performing
  assets to loans plus foreclosed
  real estate                                                     1.00%              .99%             1.08%               .95%
Loans contractually past due
  ninety days or more                                             $539              $782              $543             $1,132
Percentage of non-performing
  assets plus ninety days past due
  to loans plus foreclosed real estate                            1.03%             1.03%             1.11%              1.01%
Percentage of allowance to
  non-performing loans                                          323.90%           287.23%           275.69%            342.79%
Percentage of allowance to total
  non-performing assets                                         154.38%           156.30%           141.89%            162.14%
Percentage of allowance to
  risk elements*                                                150.22%           150.17%           138.23%            152.46%
Percentage of risk elements*
  to total average assets                                          .73%              .73%              .79%               .72%


* Risk elements include total non-performing assets plus loans contractually past due ninety days or more.

The following table summarizes the changes in non-performing assets for the nine month period ended September 30, 1995.

(in thousands of $)
  Balance, beginning of year                       $17,820
  Additions                                         13,840
  Payments received and loans
    returned to accrual status                      (6,946)
  Sales of foreclosed real estate                   (2,512)
  Charge-offs and writedowns                        (2,738)
                                                   -------
  Balance, end of period                           $19,464
                                                   =======

    Loan quality remained strong at the end of third quarter 1995 reflecting the Company's continued focus on maintaining high quality assets. Non-performing assets at September 30, 1995 were 1.00% of loans plus foreclosed real estate, compared to .99% at the end of second quarter 1995 and .95% at year-end 1994. Non-performing assets of $19.464 million at September 30, 1995 were $295 thousand or 1.54% higher than at June 30, 1995. Non-performing assets at September 30, 1995 increased $1.644 million or 9.23% from the December 31, 1994 total of $17.820 million primarily due to one credit placed on non-accrual status during the first quarter of 1995.

CAPITAL RESOURCES AND LIQUIDITY

                                                                     SEPTEMBER 30,         SEPTEMBER 30,
(in thousands of $)                                                        1995                  1994
                                                                     ------------          ------------
At September 30,
-------------
Total shareholders' equity                                             $263,861               $229,095
Long-term debt                                                          $19,423                $22,705

Per Share Data
--------------
Dividend payout ratio                                                     37.33%                 38.71%
Common dividends paid                                                   $12,986                $10,567
Dividends paid per share                                                  $0.81                  $0.72
Book value per share                                                     $16.43                 $14.36
Fully diluted book value per share                                       $16.41                 $14.40

Selected Ratios
---------------
Return on YTD average assets                                               1.72%                  1.52%
Return on YTD average common equity                                       18.79%                 18.04%
YTD average equity to average assets                                       9.13%                  8.40%
YTD average equity to average loans                                       13.12%                 12.78%
YTD average loans to average deposits                                     84.59%                 79.12%
Period end total tier 1 capital to total risk-weighted assets             11.08%                 10.62%
Period end total capital to total risk-weighted assets                    12.66%                 12.29%
Efficiency ratio                                                          51.85%                 56.77%

    The Company's total shareholders' equity was $263.861 million at September 30, 1995 which reflects a 15.18% or $34.766 million increase as compared to September 30, 1994. The Company authorized a stock buy-back program in the first quarter of 1995 and to date a total of 100,000 shares have been acquired with total cost of $3.145 million. The shares were purchased to fund commitments for employee stock plans and programs.

    Mark Twain's Asset/Liability Committee meets monthly to review balance sheet structure and liquidity needs. The goal is to maximize net interest income and maintain adequate liquidity while operating within defined risk parameters. The period gap set forth in the table below is the difference between earning assets and interest bearing liabilities with the repricing maturities indicated. The cumulative gap figure accumulates the period figures for the maturity range in question and all shorter maturities. The position of Mark Twain with respect to these gaps at September 30, 1995 was as follows (dollars in thousands):

                         0-31    32-92      93-183     184-365    Over 365
                         Days     Days       Days        Days       Days
 Period Gap           $327,585  $(47,154) $(175,773)  $(168,303)  $595,143
 Cumulative Gap        327,585   280,431    104,658      63,645    531,498

PART II -  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Exhibit 11. Statement of Computation of Earnings Per Common Share

      Exhibit 27. Financial Data Schedule


  (b) Reports on Form 8-K

      Report on Form 8-K dated July 12, 1995 reporting the Company's earnings release for the second quarter and year ending June 30, 1995.

      Report on Form 8-K dated October 12, 1995 reporting the Company's earnings release for the third quarter and year ending September 30, 1995.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARK TWAIN BANCSHARES, INC.
                                               (Registrant)



Date:  November 13, 1995               KEITH MILLER
       -----------------               -------------------------------
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