Form 10-K405
period 1995-12-31
TWAIN MARK BANCSHARES INC
filed 1996-03-21
CIK 100307

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                     OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 0-4543

                          MARK TWAIN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

        Missouri                                        43-0895344
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

     8820 Ladue Road, St. Louis, Missouri                           63124
   ----------------------------------------                       ----------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (314) 727-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                             Title of Each Class
                             -------------------
                        Common Stock, $1.25 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/.

          Aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price as of February 15, 1996:
$499,882,999.

          Indicate the number of shares outstanding of each of the registrants' classes of Common Stock, as of the latest practicable date.

               Class                            Outstanding at March 15, 1996
-----------------------------                   -----------------------------
Common Stock, $1.25 par value                             16,155,689



                     DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
  Portions of the Company's Proxy Statement dated March 18, 1996 for the Annual Meeting to be held April 23, 1996 are incorporated by reference into Parts I, III and IV.

                                           PART I

ITEM 1.  BUSINESS

  Mark Twain Bancshares, Inc. ("Company") is a Missouri chartered multi-bank holding company which owns or controls substantially all the capital stock of three banks: Mark Twain Bank, which operates 20 separate banking locations in the metropolitan St. Louis areas; Mark Twain Kansas City Bank, which operates eleven separate locations in the metropolitan Kansas City bi-state area; and Mark Twain Illinois Bank, which operates four locations on the Illinois side of the St. Louis metropolitan area. The Company was organized in 1967.

  The Company's subsidiaries encounter substantial competition in all of their banking and related financial service activities from other banking institutions and from an increasing number of non-banking financial institutions in its primary market areas.

Non-Banking Subsidiaries

  The Company wholly owns the following: Mark Twain Properties, Inc., which owns, holds under lease, or manages properties occupied by present banking centers; Mark Twain Community Development Corporation, which provides services and housing opportunities for low- to moderate-income persons; Tarquad Corporation, which acts as trustee of deeds of trust of which Company subsidiaries are the lenders and beneficiaries; and Mark Twain Asset Recovery, Inc., which acts as purchaser of certain assets acquired by subsidiary banks in the collection of loans.

  Mark Twain Bank wholly owns Mark Twain Brokerage Services, Inc., a member of the National Association of Securities Dealers, which provides customers with complete brokerage services on all exchanges and provides the sale of various insurance company products. Mark Twain Bank and Mark Twain Kansas City Bank each wholly own a Mark Twain Real Estate Development Corporation subsidiary and a Mark Twain Community Development Corporation subsidiary.

Supervision and Regulation

  The Company is registered with and subject to regulation by the Board of Governors of the Federal Reserve System and is subject to the Missouri Bank Holding Company Act. All Company-owned non-bank subsidiaries are subject to regulation by the Board of Governors of the Federal Reserve System. The subsidiary state-chartered banks are subject to regulation and supervision by the banking regulators of the states in which the banking units are located and the states in which the bank is chartered. All subsidiary banks are subject to regulation by and are members of the Federal Deposit Insurance Corporation.

  The earnings of the subsidiary banks are affected not only by competing financial institutions and general economic conditions, but also by the policies of various governmental regulatory authorities, and state and federal laws, particularly as they relate to powers authorized to banks and bank holding companies. The Company and all subsidiary banks are subject to the provisions of the Community Reinvestment Act. Mark Twain Brokerage Services, Inc., is subject to supervision and regulation by the National Association of Securities Dealers, Securities and Exchange Commission, Missouri Division of Securities, Missouri Division of Insurance, and Missouri Division of Finance, among others. The mortgage department is subject to supervision by Department of Housing and Urban Development, Federal Housing Authority, Veteran's Administration, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association, among others, concerning mortgage lending.

  Further information called for by this item is contained on pages 17 to 29 and Note 2 "Acquisitions" on page 36 of the Company's 1995 Annual Report to Shareholders and is incorporated by reference herein.

ITEM 2.  PROPERTIES

  The Company leases its principal executive office which is located at 8820 Ladue Road, Ladue, Missouri. As of December 31, 1995, the Company conducts its business and operations out of 39 locations, which are either owned or leased, in the St. Louis bi-state, Kansas City bi-state and Chicago metropolitan areas. The Company's physical properties are in satisfactory condition and suitable and adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

  The Company and its subsidiaries are parties to a number of lawsuits, most of which are considered routine litigation incidental to doing business. The Company, after consultation with legal counsel, does not expect the outcome of any litigation to have a material effect on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF REGISTRANT

  The information below on Executive Officers of the Registrant excludes information on Alvin Siteman - Chairman of the Board, John P. Dubinsky -
President and Chief Executive Officer, Peter F. Benoist - Executive Vice
President, Robert C. Butler - Executive Vice President, and Executive
Officers during 1995 who are also directors or nominees for election as directors, about whom such information is included on pages 4 to 6 of the Company's Proxy Statement for its Annual Meeting to be held April 23, 1996, which information is incorporated by reference herein.

                                 Position and Offices with Registrant and Prior Business
Name                      Age    Experience (if not with Registrant During Past Five Years)
---------------------------------------------------------------------------------------------------
Sandra Friedman Burnham   45     Vice President, Audit of Mark Twain Bancshares, Inc.

Kevin J. Cody             35     Vice President, Treasurer/Assistant Secretary of Mark Twain
                                 Bancshares, Inc., April 1995; Vice President, Accounting and Chief
                                 Accounting Officer of Mark Twain Bancshares, Inc., May 1993; Staff
                                 through Senior Manager, Ernst & Young LLP, June 1982 - May 1993.

Nancy E. Graves           43     Senior Vice President, Director of Retail Banking of Mark Twain
                                 Bancshares, Inc., December 1994; Senior Vice President of Mark
                                 Twain Bank, 1990 - December 1994.

Keith Miller              44     Senior Vice President, Finance and Chief Financial Officer of Mark
                                 Twain Bancshares, Inc.

Timothy C. Peterson       51     Senior Vice President, Compliance of Mark Twain Bancshares, Inc.,
                                 December 1994; President of Mark Twain Bank Ladue, 1990 - December
                                 1994.

W. Thomas Reeves          41     Senior Vice President of Mark Twain Bank, Director of Loan
                                 Production.

Carl A. Wattenberg, Jr.   57     Senior Vice President, Secretary and General Counsel of Mark
                                 Twain Bancshares, Inc.

Thomas R. Wickenhauser    48     Vice President, Administration of Mark Twain Bancshares, Inc.

Frederick E. Zimmer       47     Senior Vice President of Mark Twain Bank, Director  of Loan
                                 Administration.

  No family relationship exists among any of the Executive Officers of Registrant.

  Each officer of the Registrant is appointed to serve, at the pleasure of its Board of Directors, for the annual period next following the Annual Meeting of the Shareholders of the Registrant, and until his respective successor shall have been appointed and qualified. Certain officers were offered employment agreements; see Exhibit 10.9 below.

  No officer of the Registrant was selected so to serve pursuant to any arrangement or understanding between him and any person other than the directors and one or more officers of Registrant acting solely in that capacity.

                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

  The Common Stock of the Company ($1.25 par value) is traded on the Nasdaq
Stock Market (Symbol: MTWN).  The following table presents the range of high and low sales prices, as furnished by the Nasdaq Stock Market, Inc.
                                                      Dividends
Common Stock Share Data       High         Low     Declared and Paid
----------------------------------------------------------------------
1995
Fourth Quarter               $39.50      $32.75        $0.27
Third Quarter                $35.75      $31.50        $0.27
Second Quarter               $32.75      $29.63        $0.27
First Quarter                $30.00      $26.00        $0.27

1994
Fourth Quarter               $29.50      $25.50        $0.24
Third Quarter                $29.00      $27.00        $0.24
Second Quarter               $31.00      $27.75        $0.24
First Quarter                $30.17      $24.00        $0.24

  At December 31, 1995, there were approximately 2,500 holders of record of Common Stock. The information in Note 14, "Restrictions of Subsidiary Dividends," on page 40 of the Company's 1995 Annual Report to Shareholders is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

  Information called for by this item is contained on page 16 of the Company's 1995 Annual Report to Shareholders and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information called for by this item is contained on pages 17 to 29 of the Company's 1995 Annual Report to Shareholders and is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information called for by this item is contained on pages 30 to 46 of the Company's 1995 Annual Report to Shareholders and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.


                                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors, some of whom are executive officers of the Registrant, required by this item is set forth on pages 4 to 6 of the Company's Proxy Statement for its Annual Meeting to be held April 23, 1996 and is incorporated by reference herein.

  The information concerning executive officers who are not directors of the Registrant required by this item is reported in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

  Information called for by this item is contained on pages 9 to 16 and pages 18 to 19 of the Company's Proxy Statement for its Annual Meeting to be held April 23, 1996 and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners - Information concerning persons who are known to own beneficially more than 5% of any class of the Company's voting shares on March 6, 1996 is contained on page 3 of the Company's Proxy Statement for its Annual Meeting to be held April 23, 1996, which is incorporated by reference herein.

  (b) Security Ownership of Management -   Information called for by this
item is contained on pages 7 to 9 of the Company's Proxy Statement for its Annual Meeting to be held April 23, 1996, and is incorporated by reference herein.

  (c) Changes in Control - The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by this item is contained on page 19 of the Company's Proxy Statement for its Annual Meeting to be held April 23, 1996, which is incorporated by reference herein.


                                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - The following consolidated financial statements of Mark Twain Bancshares, Inc. and Subsidiaries and the accountants' report thereon are incorporated by reference from the 1995 Annual Report to Shareholders of Mark Twain Bancshares, Inc.:

            Consolidated Balance Sheet - December 31, 1995 and 1994

            Consolidated Statement of Income - Years ended December 31, 1995, 1994 and 1993

            Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993

            Consolidated Statement of Cash Flows - Years ended December 31, 1995, 1994 and 1993

            Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules - All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or the notes thereto.

(a) (3)  Exhibits

         Exhibit 10  Material contracts:

         Exhibit 10.1 - Mark Twain Bancshares, Inc. 1983 Incentive Stock
                        Option Plan, as amended 4/4/84, 2/11/87, 3/1/90 and 2/28/95 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

         Exhibit 10.2 - Mark Twain Bancshares, Inc. 1992 Stock Option Plan,
                        as amended 2/28/95 (restated electronically herewith pursuant to Regulation S-T, Item 102).

         Exhibit 10.3 - Mark Twain Bancshares, Inc. 1995 Stock Option Plan,
                        as amended 1/12/96.

         Exhibit 10.4 - Mark Twain Bancshares, Inc. Executive Benefit Plan,
                        as amended and restated 7/1/83 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

         Exhibit 10.5 - First Amendment to Mark Twain Bancshares, Inc.
                        Executive Benefit Plan dated 8/4/92 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

         Exhibit 10.6 - Second Amendment to Mark Twain Bancshares, Inc.
                        Executive Benefit Plan dated 10/15/93 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

         Exhibit 10.7 - Third Amendment to Mark Twain Bancshares, Inc.
                        Executive Benefit Plan dated 10/15/93 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

         Exhibit 10.8 - Supplemental Executive Retirement Plan for Joseph N.
                        Millard (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

         Exhibit 10.9 - Form of Employment Agreements (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994):

                        The initial term of the Employment Agreements offered was for either 12, 18, or 24 months. The initial terms of the Employment Agreements offered to Executive Officers named in Part I of this Form were as follows:

                        Initial Term of 24 months - Alvin Siteman, John P. Dubinsky, Peter F. Benoist, Keith Miller, W. Thomas Reeves and Frederick E. Zimmer.

                        Initial Term of 18 months - Sandra Friedman Burnham, Nancy E. Graves, Timothy C. Peterson, Carl A. Wattenberg, Jr. and Thomas R. Wickenhauser.

                        Initial Term of 12 months - Kevin J. Cody.

         Exhibit 11   - Computation of Earnings Per Share.

         Exhibit 13   - Portions of Mark Twain Bancshares, Inc.'s Annual
                        Report to Shareholders for the year ended December 31, 1995.

         Exhibit 21   - Subsidiaries of Mark Twain Bancshares, Inc.

         Exhibit 23   - Consent of Independent Auditors.

         Exhibit 27   - Financial Data Schedule.

         Exhibit 99   - The Company's Proxy Statement dated March 18, 1996
                        for the Annual Meeting to be held April 23, 1996.

(b)      Reports on Form 8-K:

          The Company filed a Form 8-K dated October 12, 1995 announcing earnings for the three and nine month periods ending September 30, 1995. The Company filed a Form 8-K dated January 16, 1996 announcing earnings for the three and twelve month periods ended December 31, 1995.

                                        SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bancshares has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, and the State of Missouri, on the 20th day of March, 1996.

                                          MARK TWAIN BANCSHARES, INC.


                                          /s/ JOHN P. DUBINSKY
                                          -------------------------------------
                                          John P. Dubinsky
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

        SIGNATURES                                TITLES                            DATE
        ----------                                ------                            ----

/s/ ALVIN J. SITEMAN                        Chairman of the Board               March 20, 1996
------------------------------------         and Director
Alvin J. Siteman


/s/ JOHN P. DUBINSKY                        President and Chief Executive       March 20, 1996
------------------------------------         Officer and Director
John P. Dubinsky                             (Principal Executive Officer)


/s/ KEITH MILLER                            Senior Vice President, Finance      March 20, 1996
------------------------------------         and Chief Financial Officer
Keith Miller                                 (Principal Financial Officer)


/s/ KEVIN J. CODY                           Vice President, Treasurer/          March 20, 1996
------------------------------------         Assistant Secretary
Kevin J. Cody                                (Principal Accounting Officer)


/s/ PETER F. BENOIST                        Executive Vice President and        March 20, 1996
------------------------------------         Director
Peter F. Benoist


                                            Director
------------------------------------
Robert J. Baudendistel


                                            Director
------------------------------------
Robert A. Bernstein


/s/ ROBERT C. BUTLER                        Executive Vice President and        March 20, 1996
------------------------------------         Director
Robert C. Butler


/s/ JACK DEUTSCH                            Director                            March 20, 1996
------------------------------------
Jack Deutsch


/s/ HENRY J. GIVENS, JR., PH.D.             Director                            March 20, 1996
------------------------------------
Henry J. Givens, Jr., Ph.D


                                            Director
------------------------------------
B.D. Hunter


/s/ MICHAEL M. MCCARTHY                     Director                            March 20, 1996
------------------------------------
Michael M. McCarthy


/s/ JAMES J. MURPHY, JR.                    Director                            March 20, 1996
------------------------------------
James J. Murphy, Jr.

                                         INDEX TO EXHIBITS
NUMBER                                         EXHIBIT
------------------------------------------------------------------------------------------------------
10.1   Mark Twain Bancshares, Inc. 1983 Incentive Stock Option Plan, as amended 4/4/84, 2/11/87
           3/1/90 and 2/28/95 (incorporated by reference from exhibit 10 of the Registrant's Form
           10-K for the year ended December 31, 1994).

10.2   Mark Twain Bancshares, Inc. 1992 Stock Option Plan, as amended 2/28/95 (restated
           electronically herewith pursuant to Regulation S-T, Item 102).

10.3   Mark Twain Bancshares, Inc. 1995 Stock Option Plan, as amended 1/12/96.

10.4   Mark Twain Bancshares, Inc. Executive Benefit Plan, as amended and restated 7/1/83
           (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

10.5   First Amendment to Mark Twain Bancshares, Inc. Executive Benefit Plan dated 8/4/92
           (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

10.6   Second Amendment to Mark Twain Bancshares, Inc. Executive Benefit Plan dated 10/15/93
           (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

10.7   Third Amendment to Mark Twain Bancshares, Inc. Executive Benefit Plan dated 10/15/93
           (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

10.8   Supplemental Executive Retirement Plan for Joseph N. Millard (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1994).

10.9   Form of Employment Agreements (incorporated by reference from exhibit 10 of the
           Registrant's Form 10-K for the year ended December 31, 1994):

         The initial term of the Employment Agreements offered was for either 12, 18, or 24 months.  The initial terms of the Employment Agreements offered to
            Executive Officers named in Part I of this Form were as follows:

         Initial Term of 24 months - Alvin Siteman, John P. Dubinsky, Peter F. Benoist,
            Keith Miller, W. Thomas Reeves and Frederick E. Zimmer.

         Initial Term of 18 months - Sandra Friedman Burnham, Nancy E. Graves, Timothy C.
            Peterson, Carl A. Wattenberg, Jr. and Thomas R. Wickenhauser.

         Initial Term of 12 months - Kevin J. Cody.

11     Computation of Earnings Per Share.

13     Portions of Mark Twain Bancshares, Inc.'s Annual Report to Shareholders for the year ended December 31, 1995.

21     Subsidiaries of Mark Twain Bancshares, Inc.

23     Consent of Independent Auditors.

27     Financial data schedule.

99     The Company's Proxy Statement dated March 18, 1996 for the Annual Meeting to be held
           April 23, 1996.
