Form 10-Q
period 1996-03-31
TWAIN MARK BANCSHARES INC
filed 1996-05-14
CIK 100307

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 1996

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

                       Yes /X/                  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                 Outstanding at March 31, 1996
 Common Stock, $1.25 par value                16,140,007

                         MARK TWAIN BANCSHARES, INC.
                             AND SUBSIDIARIES


                                 Index


Part I. - Financial Information

  Item 1. -  Financial Statements

             Condensed Consolidated Balance Sheet
             March 31, 1996 and 1995 (unaudited)
             and December 31, 1995.................................3

             Condensed Consolidated Statement of Income
             for the three month periods
             ended March 31, 1996 and 1995 (unaudited).............4

             Condensed Consolidated Statement of Cash
             Flows for the three month periods ended
             March 31, 1996 and 1995 (unaudited)...................5

             Notes to Condensed Consolidated Financial
             Statements (unaudited)................................6

  Item 2. -  Management's Discussion and Analysis
             of Financial Condition and Results of Operations......7


Part II. - Other Information......................................17

  Item 6. - Exhibits and Reports on Form 8-K......................17

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                                                  March 31,          December 31,
                                                                         -------------------------
(in thousands of dollars)                                                    1996           1995           1995
- ------------------------------------------------------------------------------------   ------------   ------------

ASSETS
Cash and due from banks                                                 $  139,767     $  108,335     $  156,207
Federal funds sold and securities
  purchased under resale agreements                                          1,300         16,350          7,900
Held to maturity securities                                                249,190        346,625        244,094
Available for sale securities                                              460,011        231,392        445,808
Trading securities                                                          72,552         41,884         63,579
Loans, net of allowance for loan losses of
  $31,198, $29,047 and $30,508, respectively                             1,985,438      1,848,954      1,941,431
Premises and equipment                                                      20,745         27,072         20,764
Accrued income receivable                                                   19,896         17,371         17,830
Other assets                                                                99,081        103,575         70,618
- ----------------------------------------------------------------------------------     ----------     ----------
  Total assets                                                          $3,047,980     $2,741,558     $2,968,231
- ------------------------------------------------------------------------==========     ==========     ==========

LIABILITIES
Non-interest bearing deposits                                           $  440,853     $  395,793     $  519,155
Interest bearing deposits                                                1,978,463      1,846,372      1,938,237
- ----------------------------------------------------------------------------------     ----------     ----------
  Total deposits                                                         2,419,316      2,242,165      2,457,392
- ----------------------------------------------------------------------------------     ----------     ----------
Short-term borrowings                                                      261,376        160,092        165,731
Other liabilities                                                           88,815         73,584         50,712
Long-term debt                                                               3,795         20,044         18,490
- ----------------------------------------------------------------------------------     ----------     ----------
  Total liabilities                                                      2,773,302      2,495,885      2,692,325
- ----------------------------------------------------------------------------------     ----------     ----------

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value, authorized
  30,000,000 shares, issued 16,508,220
  16,410,444 and 16,508,220 shares, respectively                            20,635         20,513         20,635
Surplus                                                                     64,092         61,555         63,630
Undivided profits                                                          202,344        171,543        194,888
Net unrealized gains (losses) on available
  for sale securities                                                       (2,167)        (5,462)         1,026
- ----------------------------------------------------------------------------------     ----------     ----------
                                                                           284,904        248,149        280,179
Less common treasury stock at cost, 368,213
  346,061, and 362,685 shares, respectively                                 10,226          2,476          4,273
- ----------------------------------------------------------------------------------     ----------     ----------
  Total shareholders' equity                                               274,678        245,673        275,906
- ----------------------------------------------------------------------------------     ----------     ----------
  Total liabilities and shareholder's equity                            $3,047,980     $2,741,558     $2,968,231
- ------------------------------------------------------------------------==========     ==========     ==========

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                                                 Three Months Ended
                                                                                      March 31,
(in thousands of dollars except per share data)                                   1996         1995
- -----------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                                                       $44,775      $43,453
Interest on held to maturity securities:
   Taxable                                                                         3,990        5,825
   Non-taxable                                                                        34           75
Interest on available for sale securities                                          7,083        3,735
Interest on trading securities                                                     1,194          616
Interest on federal funds sold and securities
   purchased under resale agreements                                                  38           95
- -----------------------------------------------------------------------------------------------------
   Total interest income                                                          57,114       53,799
- -----------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                                              22,332       18,727
Interest on short-term borrowings                                                  3,161        2,638
Interest on long-term debt                                                           212          394
- -----------------------------------------------------------------------------------------------------
   Total interest expense                                                         25,705       21,759
- -----------------------------------------------------------------------------------------------------
Net interest income                                                               31,409       32,040
Provision for loan losses                                                            981        1,332
- -----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               30,428       30,708
- -----------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                                1,942        1,697
Securities transactions                                                              234           46
Other income                                                                       7,791        7,221
- -----------------------------------------------------------------------------------------------------
   Total other income                                                              9,967        8,964
- -----------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries                                                                          10,874       10,237
Employee benefits                                                                  2,117        1,906
Net occupancy expense                                                              2,199        2,458
Furniture and equipment expense                                                      873        1,012
Other expenses                                                                     4,931        6,312
- -----------------------------------------------------------------------------------------------------
   Total other expenses                                                           20,994       21,925
- -----------------------------------------------------------------------------------------------------
Income before income taxes                                                        19,401       17,747
Applicable income taxes                                                            6,880        6,379
- -----------------------------------------------------------------------------------------------------
   Net income                                                                    $12,521      $11,368
- ---------------------------------------------------------------------------------====================

NET INCOME PER SHARE
- -----------------------------------------------------------------------------------------------------
  Primary                                                                          $0.76        $0.70
- -----------------------------------------------------------------------------------==================
  Fully diluted                                                                    $0.75        $0.68
- -----------------------------------------------------------------------------------==================
COMMON DIVIDENDS PAID PER SHARE                                                    $0.31        $0.27
- -----------------------------------------------------------------------------------==================

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                    Three Months Ended
                                                                                         March 31,
(in thousands of dollars)                                                           1996            1995
- --------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net Income                                                                      $ 12,521        $ 11,368
 Adjustments to reconcile net cash provided by operating activities:
  Provision for loan losses                                                           981           1,332
  Provision for depreciation and amortization                                       1,125           1,306
  Amortization of security premiums and accretion of discounts                       (272)           (178)
  Net increase in trading securities                                               (8,973)         (8,975)
  Securities transactions                                                            (234)            (46)
  (Increase) decrease in accrued income receivable                                 (2,066)            201
  Increase (decrease) in interest payable                                             (19)            319
  Other                                                                            10,865           7,647
- -----------------------------------------------------------------------------------------        --------
   Net cash provided by operating activities                                       13,928          12,974
- -----------------------------------------------------------------------------------------        --------

INVESTING ACTIVITIES
 Net increase in loans                                                            (45,370)        (19,071)
 Proceeds from sales of foreclosed property                                           223             748
 Net increase in premises and equipment                                              (713)           (303)
 Purchase of assets to be leased                                                      (15)           (150)
 Proceeds from sale of available for sale securities                               36,175           5,676
 Proceeds from maturities and prepayments of available for sale securities         11,387           5,093
 Purchase of available for sale securities                                        (65,839)              -
 Proceeds from maturities and prepayments of held to maturity securities           13,940          10,661
 Purchase of held to maturity securities                                          (19,073)         (9,915)
- -----------------------------------------------------------------------------------------        --------
   Net cash used by investing activities                                          (69,285)         (7,261)
- -----------------------------------------------------------------------------------------        --------

FINANCING ACTIVITIES
 Net decrease in deposits                                                         (38,076)        (29,892)
 Net increase in short-term borrowings                                             95,645          11,974
 Payments on long-term debt                                                       (11,580)            (32)
 Cash dividends                                                                    (5,066)         (4,337)
 Purchase of treasury stock                                                        (9,544)         (1,315)
 Reissuance of treasury stock                                                         938           1,027
- -----------------------------------------------------------------------------------------        --------
   Net cash provided (used) by financing activities                                32,317         (22,575)
- -----------------------------------------------------------------------------------------        --------

 Decrease in cash and cash equivalents                                            (23,040)        (16,862)
 Cash and cash equivalents at beginning of period                                 164,107         141,547
- -----------------------------------------------------------------------------------------        --------
 Cash and cash equivalents at end of period                                      $141,067        $124,685
- ---------------------------------------------------------------------------------========        ========

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B--MERGER OF BANKS

On February 6, 1995, United Kansas Bank & Trust, which was acquired in November 1994, was merged into Mark Twain Kansas Bank. On November 6, 1995, Mark Twain Kansas Bank was merged into Mark Twain Kansas City Bank.

NOTE C--PREMISES AND EQUIPMENT

In June 1995 the Company sold a low-to-moderate income housing project which it owned and operated. The proceeds from the sale approximated the book value of $5.0 million.


NOTE D--LONG-TERM DEBT

On January 16, 1996, the Company instructed the trustee to call the 8 1/2% debentures due 1999 for redemption at a premium over par of 1% effective March 1, 1996. The outstanding balance of the debentures at the time of redemption was $11,579,000.


NOTE E--SUBSEQUENT EVENT

On May 8, 1996, the Company announced that it has reached an agreement with Northland Bancshares, Inc. ($72 million in assets), owner of First National Bank of Platte County, in Kansas City, Missouri, for the merger of Northland Bancshares, Inc. into a Mark Twain subsidiary. Consummation of this transaction is expected to occur in the third or fourth quarter of 1996 and will be accounted for as a pooling of interests.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ----------------------

    At March 31, 1996 the Company achieved increases in total assets, total loans, earning assets and deposits. Net income for the three month period ended March 31, 1996 was $12.521 million, an increase of $1.153 million or 10.14% from the first three months of 1995. Selected balance sheet comparisons are as follows (in millions of $):

                                                 March 31,
                                         -----------------------
                                            1996            1995        % Change
                                         ---------------------------------------
          Total assets                   $3,048.0        $2,741.6         11.18%
          Total loans                     2,016.6         1,878.0          7.38%
          Total earning assets            2,803.2         2,523.1         11.10%
          Total deposits                  2,419.3         2,242.2          7.90%



NET INTEREST INCOME
                                             Three Months Ended
                                                  March 31,
                                            1996            1995          % Change
                                         ----------------------------------------------

          Average loans                  $1,983.4        $1,866.9          6.24%
          Average earning assets          2,756.9         2,506.4          9.99%
          Average deposits                2,356.5         2,193.8          7.42%
          Net interest income (FTE)          31.7            32.4         (2.18%)
          Net interest margin               4.62%           5.24%     (62 basis points)


Measured on a fully tax equivalent basis, net interest income totaled $31.7 million for the first quarter of 1996 compared to $32.4 million for the first quarter of 1995 and $32.1 million in the fourth quarter of 1995. Net interest margin for the first quarter of 1996 was 4.62% compared to 5.24% for the first quarter of 1995 and 4.85% for the fourth quarter of 1995.
Due to competitive factors, a decline in prime rate and increased securities purchases this year, the net interest margin decline was anticipated. The average prime rate for the first quarter of 1996 was 49 basis points less than the average prime rate for the first quarter of 1995. As earning assets and interest bearing liabilities repriced during 1995 with the gradual decline in interest rates and as the mix of earning assets and interest bearing liabilities changed between periods, the gross yield on earning assets decreased 39 basis points for the first three months of 1996 compared to the same period last year. The average cost of interest bearing liabilities increased 30 basis points for the first three months of 1996 compared to the same period last year. The interest rate spread for the first quarter of 1996 decreased 69 basis points to 3.71% compared to the first quarter of 1995. The ratio of interest bearing liabilities to earning assets decreased to 80.55% for the first quarter of 1996 compared to 80.67% for the first quarter of 1995.

(Net Interest Income continued)

Average earning assets totaled $2,756.9 million for the first quarter of 1996 compared to $2,506.4 million for the first quarter of 1995, an increase of $250.5 million or 9.99%. Average loan volume continued to show steady increases with loans averaging $1,983.4 million for the first quarter of 1996 compared to $1,866.9 million for the first quarter of 1995 (an increase of $116.5 million) and $1,938.7 million for the fourth quarter of 1995 (an increase of $44.7 million). Available for sale and held to maturity securities averaged $698.0 million for the first quarter of this year, an increase of $101.9 million or 17.09% compared to the same period last year. Average deposit volume for the first quarter of 1996 increased $162.7 million or 7.42% to $2,356.5 million compared to the same period in 1995. Average time deposits increased $176.2 million or 19.88% in the first quarter of 1996 as compared to the first quarter of 1995. Savings and money market deposits decreased $23.5 million or 3.39% and interest bearing demand deposits decreased $3.2 million or 1.36% for the same respective periods. Non-interest bearing demand deposits increased $13.2 million or 3.42% and comprised 16.88% of average deposits for the first quarter of 1996 compared to 17.54% for the same period last year. Average long-term debt decreased $8.1 million, partially due to the redemption of the 8 1/2% debentures on March 1, 1996 and also due to conversions of the Company's 7% convertible subordinated capital notes.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table shows the condensed average balance sheets for each of the interim periods presented, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities for each of the periods reported.
                                          Three Months Ended March 31, 1996          Three Months Ended March 31, 1995
                                        -------------------------------------      -------------------------------------
                                              Average                  Yield/           Average                   Yield/
(in thousands of dollars)                     Balance      Interest     Rate            Balance     Interest       Rate
- ------------------------------------------------------------------------------      -----------------------------------

ASSETS
Interest earning assets:
Loans <F1><F2>                              $1,983,358      $44,991      9.12%       $1,866,877      $43,715      9.50%
Taxable held to maturity securities            245,801        3,990      6.53%          348,268        5,825      6.78%
Non-taxable held to maturity securities<F1>      2,596           52      8.06%            5,300          115      8.80%
Available for sale securities<F1>              449,564        7,098      6.35%          242,534        3,755      6.28%
Trading securities                              73,213        1,194      6.56%           37,092          616      6.74%
Federal funds sold and securities
  purchased under resale agreements              2,359           38      6.48%            6,334           95      6.08%
- ------------------------------------------------------------------------------       ----------------------------------
  Total interest earning assets              2,756,891       57,363      8.37%        2,506,405       54,121      8.76%
- ------------------------------------------------------------------------------       ----------------------------------
Cash and due from banks                        108,319                                  105,940
Other assets                                   113,659                                  104,272
FASB No. 115 allowance                           1,615                                  (13,085)
Allowance for loan losses                      (30,647)                                 (29,089)
- ------------------------------------------------------                               ----------
  Total                                     $2,949,837                               $2,674,443
- --------------------------------------------==========                               ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing demand deposits            $  227,880        1,129      1.99%       $  231,016        1,220      2.14%
Savings and money market deposits              668,600        6,064      3.65%          692,095        6,363      3.73%
Time deposits                                1,062,137       15,139      5.73%          885,979       11,144      5.10%
Short-term borrowings                          249,817        3,161      5.09%          192,642        2,638      5.55%
Long-term debt                                  12,168          212      7.01%           20,268          394      7.88%
- ------------------------------------------------------------------------------       ----------------------------------
  Total interest bearing liabilities         2,220,602       25,705      4.66%        2,022,000       21,759      4.36%
- ------------------------------------------------------------------------------       ----------------------------------
Non-interest bearing deposits                  397,873                                  384,702
Other liabilities                               52,121                                   26,927
Shareholders' equity                           279,241                                  240,814
- ------------------------------------------------------                               ----------
  Total                                     $2,949,837                               $2,674,443
- --------------------------------------------==========                               ==========
Net interest income                                         $31,658                                  $32,362
- ------------------------------------------------------------=======                                  =======
Net interest margin                                                      4.62%                                    5.24%
- -------------------------------------------------------------------------=====                                    =====

<F1>Adjusted to a fully taxable basis using federal statutory rate of 35% in 1996 and 1995.
<F2>Includes non-accrual loans.

The following table sets forth, on a tax equivalent basis, the effect of changes in interest income and interest expense resulting from changes in volumes and rates for the three months ended March 31, 1996.

                                                                       Three Months Ended March 31,
                                                                          1996 Compared to 1995
                                                                     Increase (Decrease) Due to: <F1>
(in thousands of dollars)                                              Volume            Rate             Net
- -------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                 $ 2,671         $(1,395)         $ 1,276
Taxable held to maturity securities                                    (1,668)           (167)          (1,835)
Non-taxable held to maturity securities                                   (55)             (8)             (63)
Available for sale securities                                           3,267              76            3,343
Trading securities                                                        589             (11)             578
Federal funds sold and securities
  purchased under resale agreements                                       (64)              7              (57)
- -----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest earned on assets                4,740          (1,498)           3,242
- -----------------------------------------------------------------------------         -------          -------

INTEREST EXPENSE
Interest bearing demand deposits                                          (16)            (75)             (91)
Savings and money market deposits                                        (214)            (85)            (299)
Time deposits                                                           2,392           1,603            3,995
Short-term borrowings                                                     736            (213)             523
Long-term debt                                                           (144)            (38)            (182)
- -----------------------------------------------------------------------------         -------          -------
  Total increase in interest paid on liabilities                        2,754           1,192            3,946
- -----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in net interest income                    $ 1,986         $(2,690)         $  (704)
- ----------------------------------------------------------------------=======         =======          =======

<F1> For the purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories based on the respective percentage changes in average balances and average rates.

NON-INTEREST INCOME
- -----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                  1996                    1995              % Change
- -----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Service charges on deposit accounts                         $1,942                  $1,697                14.44%
Securities transactions                                        234                      46               408.70%
Bond Division revenue                                        3,817                   2,808                35.93%
Brokerage revenue                                            1,345                   1,016                32.38%
Trust Division revenue                                       1,704                   1,529                11.45%
Net gains on foreclosed real estate                             30                       8               275.00%
All other income                                               895                   1,860               (51.88%)
- ------------------------------------------------------------------                  ------               -------
  Total non-interest income                                 $9,967                  $8,964                11.19%
- ------------------------------------------------------------======                  ======               =======

Non-interest income of $9.967 million increased $1.003 million or 11.19% for the first three months of 1996 as compared to the same period of 1995.

Service charges on deposit accounts showed an increase of $245 thousand or 14.44% in the first three months of 1996 as compared to the same period in 1995. Commercial account service charges increased $99 thousand or 14.62% period to period as a result of a reduction in the earnings credit rates paid to commercial accounts to offset the cost of deposit services. An increase in the fee charged for NSF checks resulted in an $80 thousand increase period to period.

Gains totaling $234 thousand on sales of available for sale securities were realized in the first quarter of 1996. Proceeds from the sale of these securities were $36.175 million. In the first quarter of 1995, $5.676 million of available for sale securities were sold with gains totaling $46 thousand.

The Capital Markets Group (including Bond and Brokerage operations) showed continued growth in revenues, with an increase of $1.338 million or 34.99% for the three month period ending March 31, 1996 as compared to the same period last year. Bond Division revenues increased $1.009 million or 35.93% in the first three months of 1996 compared to first quarter 1995. Revenues for the quarter were up $745 thousand over fourth quarter 1995. Brokerage revenues increased $329 thousand or 32.38% in the first three months of 1996 compared to the same period last year. Revenues increased $238 thousand over fourth quarter 1995.

Trust Division revenues increased $175 thousand or 11.45% as a result of an expanded customer base and fees associated from increased sales of proprietary mutual funds.

A net gain on sale of foreclosed property of $30 thousand was recognized in the first three months of 1996. Proceeds from sales of foreclosed property totaled $223 thousand to date this year. A net gain on foreclosed property of $8 thousand in the first quarter of 1995 resulted from foreclosed property sales of $748 thousand.

(Non-interest Income continued)

    All other income decreased $965 thousand or 51.88% for the first three months of 1996 as compared to the same period of 1995. Changes in the market value of the Company's proprietary trading accounts showed a net loss of $78 thousand for the first quarter of 1996 compared to a net gain of $594 thousand in the first quarter of 1995, resulting in a decrease period to period of $672 thousand. Rental income decreased $249 thousand for the first three months of 1996 compared to the same period last year due to the sale of a low-to-moderate-income housing project, owned and operated by the Company, in June of 1995.


NON-INTEREST EXPENSE
- -----------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                    1996               1995           % Change
- -----------------------------------------------------------------------------------------------------------------------
(in thousands of $)
Salary expense                                               $10,874            $10,237              6.22%
Employee benefits                                              2,117              1,906             11.07%
Net occupancy                                                  2,199              2,458            (10.54%)
FDIC premiums                                                      3              1,222            (99.75%)
Furniture & equipment                                            873              1,012            (13.74%)
Advertising                                                      333                516            (35.47%)
Data processing                                                1,190              1,113              6.92%
Legal fees                                                       241                103            133.98%
Postage & freight                                                430                400              7.50%
Amortization expense                                             358                201             78.11%
Expenses on foreclosed property                                   51                108            (52.78%)
Taxes other than income                                          125                150            (16.67%)
Other                                                          2,200              2,499            (11.96%)
- --------------------------------------------------------------------            -------            -------
  Total non-interest expense                                 $20,994            $21,925             (4.25%)
- -------------------------------------------------------------=======            =======            =======

Non-interest expense for the first three months of 1996 was $20.994 million as compared to $21.925 million for the first three months of 1995, a decrease of $.931 million or 4.25%.

Salary expense for the three month period of 1996 increased $637 thousand or 6.22% as compared to the same period last year. Excluding the effect of commissions and bonuses, salary expense increased $271 thousand or 3.49%. The number of full time equivalent employees was 987 at March 31, 1996 compared to 1,019 at March 31, 1995. Commission and bonus expense increased 14.75% from first quarter 1996 compared to first quarter 1995. The increase is directly related to the sales revenues reported by the Company's fee divisions and can be attributed to the Capital Markets Group performance exceeding the first quarter of last year as discussed earlier. Employee benefit expense increased $211 thousand or 11.07% for the first three months of 1996 as compared to the same period in 1995 and is primarily due to increased employee retirement expense resulting from changes in actuarial assumptions.

Net occupancy expense decreased $259 thousand or 10.54% for the first quarter of 1996 as compared to the same period last year. As discussed earlier, the sale of a low-to-moderate-income housing project owned and operated by the Company resulted in a $213 thousand reduction in expenses associated with the property from period to period.

(Non-interest Expense continued)

FDIC premiums expense decreased $1.219 million or 99.75%. In August 1995, the FDIC Board of Directors voted to reduce deposit insurance premiums to $.04 from $.23 per $100 of assessable deposits. The effective date for the premium change was June 1, 1995.

Furniture and equipment expense decreased $139 thousand or 13.74% for the first three months of 1996 compared to the same period in 1995. The decline is due to a general decrease in depreciation expense and includes computer hardware which became fully depreciated in the second quarter of 1995.

Advertising expense decreased $183 thousand or 35.47% for the first three months of 1996 from the first quarter of 1995. First quarter 1995 expense includes television advertising expense that was not incurred this year.

Legal fees increased $138 thousand or 133.98% for the first three months of 1996 as compared to the same period last year. First quarter 1996 legal expense on an annualized basis is comparable with the level of legal expenses incurred for all of 1995. The increase quarter to quarter relates to differences in the timing of legal fees incurred.

Amortization expense increased $157 thousand or 78.11% for the first three months of 1996 compared to the same period of 1995 and is primarily attributed to increased capital note fee amortization. On March 1, 1996 the Company called for the redemption of its 8 1/2% debentures due 1999 at a 1% premium over par. Amortization expense increased $106 thousand related to these debentures for first quarter 1996 compared to first quarter 1995. Because of the high volume of 7% convertible subordinated notes in the first quarter of 1996, amortization expense associated with these notes increased $44 thousand for first quarter 1996 over first quarter 1995.

Expenses on foreclosed property decreased $57 thousand or 52.78% for the first three months of 1996 compared to the first three months of last year. Foreclosed property at March 31, 1996 totaled $6.105 million compared to $10.478 million at March 31, 1995, a decrease of $4.373 million.

Other non-interest expense in the first three months of 1996 decreased $299 thousand or 11.96% from the same period last year. Insurance expense decreased $210 thousand for the first three months of 1996 as compared to the same period in 1995 related to an increase in the cash surrender value of life insurance policies offsetting the premium expense. Operating expenses related to a low-to-moderate income housing project sold in June 1995, as discussed earlier, decreased $91 thousand from the same period last year. These decreases in non-interest expense were offset by a 1% call premium of $116 thousand paid on the redemption of the 8 1/2% debentures on March 1, 1996.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
                                                              Three Months Ended
                                                                   March 31,
(in thousands of dollars)                                    1996             1995
- -----------------------------------------------------------------------------------
Allowance at beginning of period                          $30,508          $28,894

Charge-offs                                                  (749)          (1,273)
Recoveries                                                    458               94
- -----------------------------------------------------------------          -------
 Net charge-offs                                             (291)          (1,179)
- -----------------------------------------------------------------          -------

Additions to allowance charged to expense                     981            1,332
- -----------------------------------------------------------------          -------

Allowance at end of period                                $31,198          $29,047
- ----------------------------------------------------------=======          =======


Loans, net of unearned income at end of period         $2,016,636       $1,878,001

Average loan balance for the period                    $1,983,358       $1,866,877

Allowance as % of loans at end of period                    1.55%            1.55%

Allowance as % of non-performing loans                    358.23%          275.69%

Net charge-offs as % of average loans for the period         .01%             .06%

Annualized net charge-offs as % of average loans
  for the period                                             .06%             .25%


    The provision for loan losses for the first three months of 1996 decreased $351 thousand or 26.35% compared to the first three months of 1995. Net charge-offs totaled $291 thousand for the first three months of 1996 compared to $1.179 million for the first three months of 1995, a decrease of $888 thousand. Annualized net charge-offs were .06% of average loans for the first three months of 1996 compared to .25% for the same period in 1995.

    The Company evaluates the reserves of its subsidiary banks on an ongoing basis to ensure the timely charge-off of loans and to determine the adequacy of each bank's allowance for loan losses. At March 31, 1996, the level of the affiliate bank reserves as a percentage of total loans outstanding ranged from 1.50% to 1.57% with a combined ratio of 1.55%. Management believes the current consolidated allowance at 1.55% of total loans outstanding is adequate to absorb future possible losses.

NON-PERFORMING ASSETS
                                            March 31,         March 31,      December 31,
(in thousands of dollars)                       1996              1995              1995
- -----------------------------------------------------       -----------     ------------
Non-accrual loans                            $ 7,764           $ 9,509           $13,663
Restructured loans                               109               484               109
Foreclosed property                            6,105            10,478             6,099
- ----------------------------------------------------           -------           -------
  Total non-performing assets                $13,978           $20,471           $19,871
- ---------------------------------------------=======           =======           =======

Percentage of non-performing assets
  to loans plus foreclosed property            0.69%             1.08%             1.00%

Loans contractually past due ninety
  days or more                                  $836              $543              $530

Percentage of non-performing assets
  plus ninety days past due to loans
  plus foreclosed property                     0.73%             1.11%             1.03%

Percentage of allowance to
  non-performing loans                       358.23%           275.69%           213.31%

Percentage of allowance to total
  non-performing assets                      223.19%           141.89%           153.53%

Percentage of allowance to
  risk elements <F1>                         210.60%           138.23%           149.54%

Percentage of risk elements <F1>
  to total average assets                       .50%              .79%              .74%

<F1> Risk elements include total non-performing assets plus loans contractually past due ninety days or more.


The following table summarizes the changes in non-performing assets for the three month period ended March 31, 1996
(in thousands of dollars):

Balance, beginning of year                   $19,871
Additions                                      1,234
Payments received and loans
  returned to accrual status                  (6,275)
Sales of foreclosed property                    (190)
Charge-offs and writedowns                      (662)
- ----------------------------------------------------
Balance, end of period                       $13,978
- ---------------------------------------------=======

    Loan quality remained strong at the end of first quarter 1996 reflecting the Company's continued focus on maintaining high quality assets. Non-performing assets at March 31, 1996 were .69% of loans plus foreclosed property compared to 1.00% at December 31, 1995 and 1.08% at the end of first quarter 1995. Non-performing assets of $13.978 million at March 31, 1996 were $5.893 million or 29.66% lower than at December 31, 1995 and $6.493 million or 31.72% lower than at March 31, 1995.

CAPITAL RESOURCES AND LIQUIDITY

                                                                      MARCH 31,              MARCH 31,
(in thousands of dollars)                                                 1996                   1995
- ------------------------------------------------------------------------------------------------------
At March 31,
- -------------
Total shareholders' equity                                             $274,678               $245,673
Long-term debt                                                          $ 3,795                $20,044

Per Share Data
- --------------
Dividend payout ratio                                                     40.79%                 38.57%
Common dividends paid                                                   $ 5,066                $ 4,337
Dividends paid per share                                                  $0.31                  $0.27
Book value per share                                                     $17.02                 $15.29
Fully diluted book value per share                                       $17.00                 $15.30

Selected Ratios
- ---------------
Return on YTD average assets                                               1.71%                  1.72%
Return on YTD average common equity                                       18.03%                 19.14%
Return on YTD average realized common equity                              18.10%                 18.51%
YTD average equity to average assets                                       9.47%                  9.00%
YTD average equity to average loans                                       14.08%                 12.90%
YTD average loans to average deposits                                     84.17%                 85.10%
Period end total tier 1 capital to total risk-weighted assets             11.32%                 10.84%
Period end total capital to total risk-weighted assets                    12.73%                 12.47%
Efficiency ratio                                                          50.72%                 53.11%



    The Company's total shareholders' equity was $274.678 million at March 31, 1996 which reflects a 11.81% or $29.005 million increase as compared to March 31, 1995. The Company authorized a stock buy-back program in the first quarter of 1995. The shares were purchased to fund commitments for employee stock plans and programs. The Company acquired a total of 244,200 shares and 40,000 shares during the first quarters of 1996 and 1995, respectively.

    Mark Twain's Asset/Liability Committee meets monthly to review balance sheet structure and liquidity needs. The goal is to maximize net interest income and maintain adequate liquidity while operating within defined risk parameters. The period gap set forth in the table below is the difference between earning assets and interest bearing liabilities with the repricing maturities indicated. The cumulative gap figure accumulates the period figures for the maturity range in question and all shorter maturities. The position of Mark Twain with respect to these gaps at March 31, 1996 was as follows (dollars in thousands):

                       0-31       32-92        93-183        184-365     Over 365
                       Days        Days         Days           Days         Days
                       ----------------------------------------------------------

 Period Gap            $80     $(138,417)    $ (71,217)    $ (29,638)    $798,749
 Cumulative Gap         80      (138,337)     (209,554)     (239,192)     559,557


PART II -  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Exhibit 11. Statement of Computation of Earnings Per Common Share

      Exhibit 27. Financial Data Schedule


  (b) Reports on Form 8-K

      Report on Form 8-K dated January 16, 1996 reporting the Company's earnings release for the fourth quarter and year ending December 31, 1995.

      Report on Form 8-K dated April 11, 1996 reporting the Company's earnings release for the first quarter and year ending March 31, 1996.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARK TWAIN BANCSHARES, INC.
                                               (Registrant)



Date:  May 10, 1996                    /s/ KEITH MILLER
       -----------------               -------------------------------
                                       Keith Miller
                                       Executive Vice President - Finance
                                         and Chief Financial Officer



                                       /s/ JOHN P. DUBINSKY
                                       -------------------------------
                                       John P. Dubinsky
                                       President and Chief
                                         Executive Officer