Form 10-Q
period 1996-06-30
TWAIN MARK BANCSHARES INC
filed 1996-08-07
CIK 100307

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 1996

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

                       Yes /X/                  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                 Outstanding at June 30, 1996
 Common Stock, $1.25 par value                16,005,641

                         MARK TWAIN BANCSHARES, INC.
                             AND SUBSIDIARIES


                                 Index


Part I. - Financial Information

  Item 1. -  Financial Statements

             Condensed Consolidated Balance Sheet
             June 30, 1996 and 1995 (unaudited)
             and December 31, 1995.................................3

             Condensed Consolidated Statement of Income
             for the three and six month periods
             ended June 30, 1996 and 1995 (unaudited)..............4

             Condensed Consolidated Statement of Cash
             Flows for the six month periods ended
             June 30, 1996 and 1995 (unaudited)....................5

             Notes to Condensed Consolidated Financial
             Statements (unaudited)................................6

  Item 2. -  Management's Discussion and Analysis
             of Financial Condition and Results of Operations......7


Part II. - Other Information......................................19

  Item 6. - Exhibits and Reports on Form 8-K......................19

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                                                    June 30,          December 31,
                                                                          -------------------------
(in thousands of dollars)                                                      1996           1995           1995
- ------------------------------------------------------------------------------------   ------------   ------------

ASSETS
Cash and due from banks                                                 $  129,380     $  122,345     $  156,207
Federal funds sold and securities
  purchased under resale agreements                                          6,020         12,050          7,900
Held to maturity securities                                                234,962        333,511        244,094
Available for sale securities                                              432,088        233,155        445,808
Trading securities                                                          23,229         29,988         63,579
Loans, net of allowance for loan losses of
  $31,198, $29,961 and $30,508, respectively                             1,984,979      1,903,179      1,941,431
Premises and equipment                                                      20,416         21,982         20,764
Accrued income receivable                                                   18,482         17,940         17,830
Other assets                                                                51,288         79,389         70,618
- ----------------------------------------------------------------------------------     ----------     ----------
  Total assets                                                          $2,900,844     $2,753,539     $2,968,231
- ------------------------------------------------------------------------==========     ==========     ==========

LIABILITIES
Non-interest bearing deposits                                           $  441,976     $  425,575     $  519,155
Interest bearing deposits                                                1,919,925      1,892,080      1,938,237
- ----------------------------------------------------------------------------------     ----------     ----------
  Total deposits                                                         2,361,901      2,317,655      2,457,392
- ----------------------------------------------------------------------------------     ----------     ----------
Short-term borrowings                                                      231,469        102,635        165,731
Other liabilities                                                           31,202         57,545         50,712
Long-term debt                                                               3,375         19,876         18,490
- ----------------------------------------------------------------------------------     ----------     ----------
  Total liabilities                                                      2,627,947      2,497,711      2,692,325
- ----------------------------------------------------------------------------------     ----------     ----------

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value, authorized
  30,000,000 shares, issued 16,508,220,
  16,421,009 and 16,508,220 shares, respectively                            20,635         20,526         20,635
Surplus                                                                     63,248         61,837         63,630
Undivided profits                                                          210,346        178,846        194,888
Net unrealized gains (losses) on available
  for sale securities                                                       (6,052)        (1,098)         1,026
- ----------------------------------------------------------------------------------     ----------     ----------
                                                                           288,177        260,111        280,179
Less common treasury stock at cost, 502,579,
  400,343, and 362,685 shares, respectively                                 15,280          4,283          4,273
- ----------------------------------------------------------------------------------     ----------     ----------
  Total shareholders' equity                                               272,897        255,828        275,906
- ----------------------------------------------------------------------------------     ----------     ----------
  Total liabilities and shareholder's equity                            $2,900,844     $2,753,539     $2,968,231
- ------------------------------------------------------------------------==========     ==========     ==========

See notes to condensed consolidated financial statements.



PAGE> 4

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                                           For the Six Months            For the Three Months
                                                                               Ended June 30,                Ended June 30,
(in thousands of dollars except per share data)                               1996         1995            1996          1995
- ------------------------------------------------------------------------------------------------         ---------------------

INTEREST FROM EARNING ASSETS
Interest and fees on loans                                                 $ 89,223     $ 89,226         $44,448      $45,773
Interest on held to maturity securities:
   Taxable                                                                    7,861       11,491           3,871        5,666
   Non-taxable                                                                   68          109              34           34
Interest on available for sale securities                                    14,040        7,409           6,957        3,674
Interest on trading securities                                                1,857        1,435             663          819
Interest on federal funds sold and securities
   purchased under resale agreements                                            229          299             191          204
- ------------------------------------------------------------------------------------------------         --------------------
   Total interest income                                                    113,278      109,969          56,164       56,170
- ------------------------------------------------------------------------------------------------         --------------------

INTEREST EXPENSE
Interest on deposits                                                         44,001       39,684          21,669       20,957
Interest on short-term borrowings                                             6,276        5,314           3,115        2,676
Interest on long-term debt                                                      274          784              62          390
- ------------------------------------------------------------------------------------------------         --------------------
   Total interest expense                                                    50,551       45,782          24,846       24,023
- ------------------------------------------------------------------------------------------------         --------------------
Net interest income                                                          62,727       64,187          31,318       32,147
Provision for loan losses                                                     1,495        2,631             514        1,299
- ------------------------------------------------------------------------------------------------         --------------------
Net interest income after provision for loan losses                          61,232       61,556          30,804       30,848
- ------------------------------------------------------------------------------------------------         --------------------

OTHER INCOME
Service charges on deposit accounts                                           4,005        3,417           2,063        1,720
Securities transactions                                                         234           46               -            -
Other income                                                                 15,232       14,842           7,441        7,621
- ------------------------------------------------------------------------------------------------         --------------------
   Total other income                                                        19,471       18,305           9,504        9,341
- ------------------------------------------------------------------------------------------------         --------------------

OTHER EXPENSES
Salaries                                                                     21,359       20,568          10,485       10,331
Employee benefits                                                             3,852        3,633           1,735        1,727
Net occupancy expense                                                         4,459        4,714           2,260        2,256
Furniture and equipment expense                                               1,750        1,977             877          965
Other expenses                                                                9,527       12,988           4,596        6,676
- ------------------------------------------------------------------------------------------------         --------------------
   Total other expenses                                                      40,947       43,880          19,953       21,955
- ------------------------------------------------------------------------------------------------         --------------------
Income before income taxes                                                   39,756       35,981          20,355       18,234
Applicable income taxes                                                      14,250       12,988           7,370        6,609
- ------------------------------------------------------------------------------------------------         --------------------
   Net income                                                              $ 25,506     $ 22,993         $12,985      $11,625
- ---------------------------------------------------------------------------=====================         ====================

NET INCOME PER SHARE
- ------------------------------------------------------------------------------------------------         --------------------
  Primary                                                                     $1.55        $1.42           $0.80        $0.72
- ------------------------------------------------------------------------------==================         ====================
  Fully diluted                                                               $1.54        $1.38           $0.79        $0.70
- ------------------------------------------------------------------------------==================         ====================
COMMON DIVIDENDS PAID PER SHARE                                               $0.62        $0.54           $0.31        $0.27
- ------------------------------------------------------------------------------==================         ====================
See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                    For the Six Months
                                                                                      Ended June 30,
(in thousands of dollars)                                                           1996            1995
- --------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net Income                                                                      $ 25,506        $ 22,993
 Adjustments to reconcile net cash provided by operating activities:
  Provision for loan losses                                                         1,495           2,631
  Provision for depreciation and amortization                                       2,051           2,459
  Amortization of security premiums and accretion of discounts                       (407)           (433)
  Net decrease in trading securities                                               40,350           2,921
  Securities transactions                                                            (234)            (46)
  Increase in accrued income receivable                                              (652)           (368)
  Increase (decrease) in interest payable                                            (614)          1,173
  Other                                                                             1,651          10,738
- -----------------------------------------------------------------------------------------        --------
   Net cash provided by operating activities                                       69,146          42,068
- -----------------------------------------------------------------------------------------        --------

INVESTING ACTIVITIES
 Net increase in loans                                                            (45,831)        (74,125)
 Proceeds from sales of foreclosed property                                         2,757           1,903
 Net (increase) decrease in premises and equipment                                   (989)          3,862
 Purchase of assets to be leased                                                      (81)           (523)
 Proceeds from sale of available for sale securities                               36,175           5,676
 Proceeds from maturities and prepayments of available for sale securities         33,202          11,771
 Purchase of available for sale securities                                        (65,846)         (1,311)
 Proceeds from maturities and prepayments of held to maturity securities           28,138          24,239
 Purchase of held to maturity securities                                          (19,073)        (10,168)
- -----------------------------------------------------------------------------------------        --------
   Net cash used by investing activities                                          (31,548)        (38,676)
- -----------------------------------------------------------------------------------------        --------

FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                              (95,491)         45,598
 Net increase (decrease) in short-term borrowings                                  65,738         (45,483)
 Payments on long-term debt                                                       (11,580)            (32)
 Cash dividends                                                                   (10,048)         (8,660)
 Purchase of treasury stock                                                       (16,256)         (3,145)
 Reissuance of treasury stock                                                       1,332           1,178
- -----------------------------------------------------------------------------------------        --------
   Net cash used by financing activities                                          (66,305)        (10,544)
- -----------------------------------------------------------------------------------------        --------

 Decrease in cash and cash equivalents                                            (28,707)         (7,152)
 Cash and cash equivalents at beginning of period                                 164,107         141,547
- -----------------------------------------------------------------------------------------        --------
 Cash and cash equivalents at end of period                                      $135,400        $134,395
- ---------------------------------------------------------------------------------========        ========

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B--MERGER OF BANKS

On February 6, 1995, United Kansas Bank & Trust, which was acquired in November 1994, was merged into Mark Twain Kansas Bank. On November 6, 1995, Mark Twain Kansas Bank was merged into Mark Twain Kansas City Bank.

NOTE C--PREMISES AND EQUIPMENT

In June 1995 the Company sold a low- to moderate-income housing project which it owned and operated. The proceeds from the sale approximated the book value of $5.0 million.

NOTE D--LONG-TERM DEBT

On January 16, 1996, the Company instructed the trustee to call the 8 1/2% debentures due 1999 for redemption at a premium over par of 1% effective March 1, 1996. The outstanding balance of the debentures at the time of redemption was $11,579,000.

NOTE E--SUBSEQUENT EVENTS

On May 8, 1996, the Company announced that it has reached an agreement with Northland Bancshares, Inc. (Northland), owner of First National Bank of Platte County, in Kansas City, Missouri (approximately $72 million in assets), for the merger of Northland into a Mark Twain subsidiary. Consummation of this transaction is expected to occur in the fourth quarter of 1996 and will be accounted for as a pooling of interests. On July 17, 1996, the Company announced that it has reached an agreement with First City Bancshares, Incorporated of Springfield, Missouri (First City), owner of First City National Bank, in Springfield, Missouri (approximately $90 million in assets), for the merger of First City into a Mark Twain subsidiary. Consummation of this transaction is expected to occur in the fourth quarter of 1996 and will be accounted for as a purchase. These pending acquisitions, both individually and in the aggregate, do not represent the acquisition of significant subsidiaries as defined in Regulation S-X.

On August 5, 1996, the Company announced that it has begun the process to list its common stock on the New York Stock Exchange. It is anticipated that its common stock will begin trading on the New York Stock Exchange in September under the symbol MTB.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ----------------------
    At June 30, 1996 the Company achieved increases in total assets, total loans, earning assets and deposits over June 30, 1995 levels. Net income for the three month period ended June 30, 1996 was $12.985 million, an increase of $1.360 million or 11.70% from the second quarter of 1995. Primary earnings per share for the second quarter of 1996 increased 11.11% to total $0.80, compared to $0.72 for the second quarter of 1995. Fully diluted earnings per share for the second quarter of 1996 was $0.79, an increase of 12.86% over $0.70 for the second quarter of 1995. Net income for the six month period ended June 30, 1996 was $25.506 million, an increase of $2.513 million or 10.93% over the first half of 1995. Primary earnings per share for first six months of 1996 was $1.55, an increase of 9.15% over the same period last year. Fully diluted earnings per share for the first six months of 1996 was $1.54, an increase of 11.59% over $1.38 for the first six months of 1995. Selected comparisons are as follows (in millions of $):

                                    June 30,
                            -----------------------
                               1996           1995        % Change
                            --------------------------------------
Total assets                $2,900.8       $2,753.5         5.35%
Total loans                  2,016.2        1,933.1         4.30%
Total earning assets         2,722.3        2,543.6         7.02%
Total deposits               2,361.9        2,317.7         1.91%



NET INTEREST INCOME
                              Six Months Ended                        Three Months Ended
                                  June 30,                                 June 30,
                              1996        1995    % Change              1996        1995     % Change
                           ---------------------------------      ------------------------------------
Average loans              $1,990.4    $1,893.7      5.10%           $1,997.4    $1,920.2      4.02%
Average earning assets      2,752.7     2,535.1      8.58%            2,748.4     2,563.5      7.22%
Average deposits            2,357.0     2,222.5      6.05%            2,357.5     2,251.0      4.73%
Net interest income (FTE)      63.3        64.8     (2.41%)              31.6        32.5     (2.65%)
Net interest margin            4.62%       5.16%    (54 basis            4.62%       5.08%    (46 basis
                                                       points)                                  points)

(Net Interest Income continued)

Measured on a fully tax equivalent basis, net interest income totaled $31.6 million for the second quarter of 1996 compared to $32.5 million for the second quarter of 1995 and $31.7 million in the first quarter of 1996. Net interest margin for the second quarter of 1996 was 4.62% compared to 5.08% for the second quarter of 1995 and 4.62% for the first quarter of 1996. For the first six months of 1996, net interest income, measured on a fully tax equivalent basis, totaled $63.3 million compared to $64.8 million for the second half of 1995. Net interest margin for the first six months of 1996 was 4.62% compared to 5.16% for the same period last year. Due to competitive factors, a decline in the prime rate and increased securities purchases this year, the net interest margin decline was anticipated. The average prime rate for the first six months and the second quarter of 1996 were 62 and 75 basis points, respectively, less than the average prime rate for the same periods of 1995. As earning assets and interest bearing liabilities repriced during 1995 and 1996 with the gradual decline in interest rates and as the mix of earning assets and interest bearing liabilities changed between periods, the gross yield on earning assets decreased 49 basis points for the first six months of 1996 and 58 basis points for the second quarter of 1996 compared to 1995 levels. The average cost of interest bearing liabilities increased 8 basis points for the first six months of 1996 but decreased 13 basis points for the second quarter of 1996 compared to the same periods last year. The interest rate spread for the first six months of 1996 decreased 57 basis points to 3.71% compared to the same period last year. The ratio of average interest bearing liabilities to average earning assets decreased to 80.36% for the first six months of 1996 compared to 80.66% for the first six months of 1995. The interest rate spread for the second quarter of 1996 decreased 45 basis points to 3.73% compared to the second quarter of 1995. The ratio of average interest bearing liabilities to average earning assets decreased to 80.18% for the second quarter of 1996 compared to 80.64% for the same period in 1995.

Average earning assets totaled $2,748.4 million for the second quarter of 1996 compared to $2,563.5 million for the second quarter of 1995, an increase of $185.0 million or 7.22%. Increases in average loan volume continued with loans averaging $1,997.4 million for the second quarter of 1996 compared to $1,920.2 million for the second quarter of 1995 (an increase of $77.2 million) and $1,983.4 million for the first quarter of 1996 (an increase of $14.0 million). Available for sale and held to maturity securities averaged $695.2 million for the second quarter of 1996, an increase of $115.4 million compared to the same period last year. Average deposit volume for the second quarter of 1996 increased $106.5 million to $2,357.5 million compared to the same period in 1995. Average time deposits increased $60.1 million in the second quarter of 1996 as compared to the second quarter of 1995. Savings and money market deposits increased $24.5 million and interest bearing demand deposits increased $5.5 million for the same respective periods. Non-interest bearing demand deposits increased $16.4 million and comprised 17.34% of average deposits for the second quarter of 1996 compared to 17.44% for the same period last year. Average long-term debt decreased $16.3 million, primarily due to the redemption of the 8 1/2% debentures on March 1, 1996.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table shows the condensed average balance sheets for each of the interim periods presented, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities for each of the periods reported.
                                           Six Months Ended June 30, 1996             Six Months Ended June 30, 1995
                                        -------------------------------------      -------------------------------------
                                           Average                     Yield/         Average                     Yield/
(in thousands of dollars)                  Balance         Interest     Rate          Balance        Interest      Rate
- -----------------------------------------------------------------------------      -------------------------------------

ASSETS
Interest earning assets:
Loans <F1><F2>                              $1,990,354     $ 89,685      9.06%       $1,893,702     $ 89,760      9.56%
Taxable held to maturity securities            242,891        7,861      6.51%          343,366       11,491      6.75%
Non-taxable held to maturity securities<F1>      2,604          104      8.03%            3,949          168      8.58%
Available for sale securities<F1>              451,088       14,070      6.27%          240,615        7,449      6.24%
Trading securities                              57,981        1,857      6.44%           43,666        1,435      6.63%
Federal funds sold and securities
  purchased under resale agreements              7,744          229      5.95%            9,795          299      6.16%
- ------------------------------------------------------------------------------       ----------------------------------
  Total interest earning assets              2,752,662      113,806      8.31%        2,535,093      110,602      8.80%
- ------------------------------------------------------------------------------       ----------------------------------
Cash and due from banks                        109,579                                  106,511
Other assets                                   111,974                                  121,351
FASB No. 115 allowance                          (2,232)                                  (9,784)
Allowance for loan losses                      (30,940)                                 (29,281)
- ------------------------------------------------------                               ----------
  Total                                     $2,941,043                               $2,723,890
- --------------------------------------------==========                               ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing demand deposits            $  229,945        2,260      1.98%       $  228,762        2,419      2.13%
Savings and money market deposits              683,214       12,359      3.64%          682,632       12,862      3.80%
Time deposits                                1,040,436       29,382      5.68%          922,510       24,403      5.33%
Short-term borrowings                          250,572        6,276      5.04%          190,713        5,314      5.62%
Long-term debt                                   7,929          274      6.95%           20,123          784      7.86%
- ------------------------------------------------------------------------------       ----------------------------------
  Total interest bearing liabilities         2,212,096       50,551      4.60%        2,044,740       45,782      4.52%
- ------------------------------------------------------------------------------       ----------------------------------
Non-interest bearing deposits                  403,384                                  388,635
Other liabilities                               48,693                                   45,053
Shareholders' equity                           276,870                                  245,462
- ------------------------------------------------------                               ----------
  Total                                     $2,941,043                               $2,723,890
- --------------------------------------------==========                               ==========
Net interest income                                        $ 63,255                                 $ 64,820
- -----------------------------------------------------------========                                 ========
Net interest margin                                                      4.62%                                    5.16%
- -------------------------------------------------------------------------=====                                    =====

<F1>Adjusted to a fully taxable basis using federal statutory rate of 35% in 1996 and 1995.
<F2>Includes non-accrual loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
(continued)

                                          Three Months Ended June 30, 1996           Three Months Ended June 30, 1995
                                        -------------------------------------      -------------------------------------
                                           Average                     Yield/         Average                     Yield/
(in thousands of dollars)                  Balance         Interest     Rate          Balance        Interest      Rate
- -----------------------------------------------------------------------------      -------------------------------------

ASSETS
Interest earning assets:
Loans <F1><F2>                              $1,997,351      $44,694      9.00%       $1,920,233      $46,045      9.62%
Taxable held to maturity securities            239,981        3,871      6.49%          338,519        5,666      6.71%
Non-taxable held to maturity securities<F1>      2,612           52      8.01%            2,613           53      8.14%
Available for sale securities<F1>              452,612        6,972      6.20%          238,717        3,694      6.21%
Trading securities                              42,749          663      6.24%           50,168          819      6.55%
Federal funds sold and securities
  purchased under resale agreements             13,129          191      5.85%           13,218          204      6.19%
- ------------------------------------------------------------------------------       ----------------------------------
  Total interest earning assets              2,748,434       56,443      8.26%        2,563,468       56,481      8.84%
- ------------------------------------------------------------------------------       ----------------------------------
Cash and due from banks                        110,839                                  107,076
Other assets                                   110,288                                  138,240
FASB No. 115 allowance                          (6,080)                                  (6,519)
Allowance for loan losses                      (31,233)                                 (29,471)
- ------------------------------------------------------                               ----------
  Total                                     $2,932,248                               $2,772,794
- --------------------------------------------==========                               ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing demand deposits            $  232,011        1,131      1.96%       $  226,533        1,199      2.12%
Savings and money market deposits              697,829        6,295      3.63%          673,272        6,499      3.87%
Time deposits                                1,018,735       14,243      5.62%          958,640       13,259      5.55%
Short-term borrowings                          251,327        3,115      4.98%          188,805        2,676      5.68%
Long-term debt                                   3,689           62      6.76%           19,980          390      7.83%
- ------------------------------------------------------------------------------       ----------------------------------
  Total interest bearing liabilities         2,203,591       24,846      4.53%        2,067,230       24,023      4.66%
- ------------------------------------------------------------------------------       ----------------------------------
Non-interest bearing deposits                  408,894                                  392,525
Other liabilities                               45,264                                   62,980
Shareholders' equity                           274,499                                  250,059
- ------------------------------------------------------                               ----------
  Total                                     $2,932,248                               $2,772,794
- --------------------------------------------==========                               ==========
Net interest income                                         $31,597                                  $32,458
- ------------------------------------------------------------=======                                  =======
Net interest margin                                                      4.62%                                    5.08%
- -------------------------------------------------------------------------=====                                    =====

<F1>Adjusted to a fully taxable basis using federal statutory rate of 35% in 1996 and 1995.
<F2>Includes non-accrual loans.

The following table sets forth, on a tax equivalent basis, the effect of changes in interest income and interest expense resulting from changes in volumes and rates for the six and three months ended June 30, 1996.

                                                                             Six Months Ended June 30,
                                                                              1996 Compared to 1995
                                                                     -------------------------------------------
                                                                         Increase (Decrease)            Total
                                                                     Attributable to Change in<F1>     Increase
(in thousands of dollars)                                              Volume            Rate         (Decrease)
- ----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                 $ 4,466         $(4,541)         $   (75)
Taxable held to maturity securities                                    (3,263)           (367)          (3,630)
Non-taxable held to maturity securities                                   (54)            (10)             (64)
Available for sale securities                                           6,565              56            6,621
Trading securities                                                        459             (37)             422
Federal funds sold and securities
  purchased under resale agreements                                       (61)             (9)             (70)
- -----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest earned on assets                8,112          (4,908)           3,204
- -----------------------------------------------------------------------------         -------          -------

INTEREST EXPENSE
Interest bearing demand deposits                                           13            (172)            (159)
Savings and money market deposits                                          11            (514)            (503)
Time deposits                                                           3,257           1,722            4,979
Short-term borrowings                                                   1,540            (578)             962
Long-term debt                                                           (430)            (80)            (510)
- -----------------------------------------------------------------------------         -------          -------
  Total increase in interest paid on liabilities                        4,391             378            4,769
- -----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in net interest income                    $ 3,721         $(5,286)         $(1,565)
- ----------------------------------------------------------------------=======         =======          =======


                                                                             Three Months Ended June 30,
                                                                               1996 Compared to 1995
                                                                     -------------------------------------------
                                                                         Increase (Decrease)            Total
                                                                     Attributable to Change in<F1>     Increase
(in thousands of dollars)                                              Volume            Rate         (Decrease)
- ----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                 $ 1,803         $(3,154)         $(1,351)
Taxable held to maturity securities                                    (1,596)           (199)          (1,795)
Non-taxable held to maturity securities                                     -              (1)              (1)
Available for sale securities                                           3,295             (17)           3,278
Trading securities                                                       (117)            (39)            (156)
Federal funds sold and securities
  purchased under resale agreements                                        (1)            (12)             (13)
- -----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest earned on assets                3,384          (3,422)             (38)
- -----------------------------------------------------------------------------         -------          -------

INTEREST EXPENSE
Interest bearing demand deposits                                           28             (96)             (68)
Savings and money market deposits                                         231            (435)            (204)
Time deposits                                                             839             145              984
Short-term borrowings                                                     805            (366)             439
Long-term debt                                                           (280)            (48)            (328)
- -----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest paid on liabilities             1,623            (800)             823
- -----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in net interest income                    $ 1,760         $(2,621)         $  (861)
- ----------------------------------------------------------------------=======         =======          =======

<F1> For the purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories based on the respective percentage changes in average balances and average rates.

NON-INTEREST INCOME
- -----------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                     1996                    1995              % Change
- -----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Service charges on deposit accounts                        $ 4,005                 $ 3,417                17.21%
Securities transactions                                        234                      46               408.70%
Bond Division revenue                                        6,888                   6,118                12.59%
Brokerage revenue                                            2,705                   2,065                30.99%
Trust Division revenue                                       3,303                   3,062                 7.87%
Net gains (losses) on sales of foreclosed real estate          280                     (53)                   -
All other income                                             2,056                   3,650               (43.67%)
- ------------------------------------------------------------------                  ------               -------
  Total non-interest income                                $19,471                 $18,305                 6.37%
- -----------------------------------------------------------=======                 =======               =======

Non-interest income of $19.471 million increased $1.166 million or 6.37% for the first six months of 1996 as compared to the same period of 1995. Non-interest income for the three month period ended June 30, 1996 was $9.504 million, an increase of $163 thousand from the second quarter of 1995.

Service charges on deposit accounts showed an increase of $588 thousand or 17.21% in the first six months of 1996 as compared to the same period in 1995. Second quarter 1996 service charges on deposit accounts showed an increase of $343 thousand from second quarter of last year. The increase is attributed to a reduction in the earnings credit rates paid to commercial accounts to offset the cost of deposit services combined with an increase in the fee charged for NSF checks.

Gains totaling $234 thousand on sales of available for sale securities were realized in the first quarter of 1996. Proceeds from the sale of these securities were $36.175 million. In the first quarter of 1995, $5.676 million of available for sale securities were sold with gains totaling $46 thousand. There were no sales of securities in the second quarter of either year.

The Capital Markets Group (including Bond and Brokerage operations) showed an increase of $1.410 million or 17.23% in revenues for the six month period ending June 30, 1996 as compared to the same period last year. Bond Division revenues increased $770 thousand or 12.59% in the first six months of 1996 compared to the first six months of 1995. Foreign exchange revenues accounted for $479 thousand of the increase. Brokerage revenues increased $640 thousand or 30.99% in the first six months of 1996 compared to the same period last year. Bond Division and Brokerage revenues for the second quarter of 1996 showed a decrease of $239 thousand and an increase of $311 thousand, respectively, from second quarter 1995.

Trust Division revenues increased $241 thousand or 7.87% for the first six months of 1996 compared to the same period last year as a result of an expanded customer base and fees associated from increased sales of proprietary mutual funds.

(Non-interest Income continued)

Net gains recognized on sales of foreclosed property for the first six months of 1996 were $280 thousand, with $250 thousand occurring in the second quarter. Proceeds from sales of foreclosed property totaled $2.757 million to date this year. A net loss on foreclosed property of $53 thousand was recognized in the first six months of 1995 with proceeds of $1.903 million.

All other income decreased $1.594 million or 43.67% for the first six months of 1996 as compared to the same period of 1995. Changes in the market value of the Company's proprietary trading accounts showed a net loss of $281 thousand for the six months of 1996 compared to a net gain of $1.160 million for the first six months of 1995, resulting in a decrease period to period of $1.441 million. Rental income decreased $419 thousand for the first six months of 1996 compared to the same period last year due to the sale of a low- to moderate-income housing project, owned and operated by the Company, in June of 1995 (related operating expense reductions discussed later). These decreases period to period were offset by a $142 thousand gain on sale of land in the second quarter of 1996. All other income decreased $629 thousand for the second quarter of 1996 compared to the second quarter of 1995 due primarily to the same reasons discussed above.


NON-INTEREST EXPENSE
- -----------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                       1996               1995           % Change
- -----------------------------------------------------------------------------------------------------------------------
(in thousands of $)
Salary expense                                               $21,359            $20,568              3.85%
Employee benefits                                              3,852              3,633              6.03%
Net occupancy                                                  4,459              4,714             (5.41%)
FDIC premiums                                                      5              2,457            (99.80%)
Furniture & equipment                                          1,750              1,977            (11.48%)
Advertising                                                      671              1,015            (33.89%)
Data processing                                                2,402              2,261              6.24%
Legal fees                                                       488                428             14.02%
Postage & freight                                                770                777             (0.90%)
Amortization expense                                             543                410             32.44%
Expenses on foreclosed property                                  136                185            (26.49%)
Taxes other than income                                          252                215             17.21%
Other                                                          4,260              5,240            (18.70%)
- --------------------------------------------------------------------            -------            -------
  Total non-interest expense                                 $40,947            $43,880             (6.68%)
- -------------------------------------------------------------=======            =======            =======

Non-interest expense for the first six months of 1996 was $40.947 million compared to $43.880 million for the first six months of 1995, a decrease of $2.933 million or 6.68%. The Company's efficiency ratio year-to-date was 49.64% compared to 52.82% for the same period last year. Non-interest expense for the second quarter of 1996 of $19.953 million, decreased $2.002 million or 9.12% compared to the second quarter of 1995.

Salary expense for the six month period of 1996 increased $791 thousand or 3.85% as compared to the same period last year. Excluding the effect of commissions and bonuses, salary expense increased $339 thousand or 2.23%. The number of full time equivalent employees was 999 at June 30, 1996 compared to 971 at June 30, 1995. Commission and bonus expense increased

(Non-interest Expense continued)

8.45% for the first six months of 1996 compared to the first six months of 1995. The increase is related to the sales revenues reported by the Company's fee divisions and can be attributed to the Capital Markets Group year-to-date performance exceeding the first six months of last year as discussed earlier. Employee benefit expense increased $219 thousand or 6.03% for the first six months of 1996 as compared to the same period in 1995 and is primarily due to increased employee retirement expense resulting from changes in actuarial assumptions.

Net occupancy expense decreased $255 thousand or 5.41% for the first six months of 1996 as compared to the same period last year. As discussed earlier, the sale of a low-to-moderate-income housing project owned and operated by the Company resulted in a $355 thousand reduction in expenses associated with the property from period to period. This decrease was offset by a slight increase in utilities expense and building repairs and maintenance from period to period.

FDIC premiums expense decreased $2.452 million or 99.80%. In August 1995, the FDIC Board of Directors voted to reduce deposit insurance premiums to $.04 from $.23 per $100 of assessable deposits. The effective date for the premium change was June 1, 1995. In 1996, the premium charged to the Company's bank subsidiaries was reduced to $2 thousand per charter per year.

Furniture and equipment expense decreased $227 thousand or 11.48% for the first six months of 1996 compared to the same period in 1995. The decline is due to a general decrease in depreciation expense and includes computer hardware which became fully depreciated in the second quarter of 1995.

Advertising expense decreased $344 thousand or 33.89% for the first six months of 1996 from the same period of 1995. The first six months of 1995 included expenditures for a television advertising campaign not repeated in 1996.

Legal fees increased $60 thousand or 14.02% for the first six months of 1996 as compared to the same period last year. Legal fees for the second quarter of 1996 compared to second quarter 1995 decreased $78 thousand. Differences in the timing of legal fees incurred resulted in variances quarter to quarter and year to year.

Amortization expense increased $133 thousand or 32.44% for the first six months of 1996 compared to the same period of 1995 and is primarily attributed to increased capital note fee amortization. On March 1, 1996 the Company called for the redemption of its 8 1/2% debentures due 1999 at a 1% premium over par. Amortization expense related to these debentures for the first six months of 1996 increased $92 thousand compared to the same period last year. Amortization expense for the 7% convertible subordinated notes increased $39 thousand for the same respective period as a result of increased conversion of the notes.

(Non-interest Expense continued)

Expenses on foreclosed property decreased $49 thousand or 26.49% for the first six months of 1996 compared to the first six months of last year. Foreclosed property at June 30, 1996 totaled $4.436 million compared to $9.520 million at June 30, 1995, a decrease of $5.084 million.

Other non-interest expense for the first six months of 1996 decreased $980 thousand or 18.70% from the same period last year. Insurance expense decreased $272 thousand for the first six months of 1996 as compared to the same period in 1995 related to an increase in the cash surrender value of life insurance policies offsetting the premium expense. Operating expenses related to a low- to moderate-income housing project sold in June 1995, as discussed earlier, decreased $175 thousand from the same period last year. Valuation adjustments of $162 thousand were made to miscellaneous investments in 1995. Consulting expense, six month period to period, decreased $144 thousand. Last year's expense included an individual consulting contract which terminated at year-end 1995 and consulting engagements running throughout 1995 for the purpose of enhancing banking based non-interest revenues and improving operational flow. Conventions and meeting expense decreased $104 thousand period to period in 1996 due to a Director Trip last year. A renegotiated customer check printing contract resulted in a $102 thousand reduction of stationary and supplies expense in 1996. Due to increased loan activity, the deferral of loan costs recorded as a reduction of non-interest expense in accordance with SFAS No. 91 increased, resulting in a reduction in expense of $118 thousand period to period. The above reductions in non-interest expense were offset by a 1% call premium of $116 thousand paid on the redemption of the 8 1/2% debentures on March 1, 1996.

Other non-interest expense for the second quarter of 1996 decreased $681 thousand compared to second quarter 1995. Consulting expense, as discussed above, decreased $149 thousand period to period. Deferral of loan costs attributed to an expense reduction of $128 thousand. Operating expenses related to the low- to moderate-income housing project sold in June 1995 decreased $84 thousand from the same period last year. Valuation adjustments to miscellaneous investments in 1995 accounted for $81 thousand of the decrease. Insurance expense decreased $62 thousand. Operating losses decreased $45 thousand. The remaining reduction of expense for second quarter of 1996 compared to second quarter of 1995 was comprised of various other miscellaneous categories.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
                                                              Six Months Ended                    Three Months Ended
                                                                  June 30,                              June 30,
                                                        ---------------------------        -----------------------------
(in thousands of dollars)                                   1996             1995                   1996        1995
- -----------------------------------------------------------------------------------        -----------------------------
Allowance at beginning of period                          $30,508           $28,894           $31,198           $29,047

Charge-offs                                                (1,584)           (2,047)             (835)             (774)
Recoveries                                                    779               483               321               389
- -----------------------------------------------------------------------------------         ----------------------------
 Net charge-offs                                             (805)           (1,564)             (514)             (385)
- -----------------------------------------------------------------------------------         ----------------------------

Additions to allowance charged to expense                   1,495             2,631               514             1,299
- -----------------------------------------------------------------------------------         ----------------------------

Allowance at end of period                                $31,198           $29,961           $31,198           $29,961
- ----------------------------------------------------------=========================         ============================


Loans, net of unearned income at end of period          $2,016,177       $1,933,140        $2,106,177        $1,933,140

Average loan balance for the period                     $1,990,354       $1,893,702        $1,997,351        $1,920,233

Allowance as % of loans at end of period                     1.55%            1.55%

Allowance as % of non-performing loans                     334.67%          287.23%

Net charge-offs as % of average loans for the period          .04%             .08%               .03%              .02%

Annualized net charge-offs as % of average loans
  for the period                                              .08%             .17%               .10%              .08%


    The provision for loan losses for the first six months of 1996 was $1,495 thousand compared to $2,631 thousand for the first six months of 1995. Net charge-offs totaled $805 thousand for the first six months of 1996 compared to $1.564 million for the first half of 1995. Annualized net charge-offs were .08% of average loans for the first six months of 1996 compared to .17% for the same period in 1995.

     For the quarter, the provision for loan losses of $514 thousand was $785 thousand lower than the second quarter of 1995, and approximated net charge-offs for the quarter. Net charge-offs for the second quarter of 1996 were $514 thousand compared to $385 thousand for the same period last year.

    The Company evaluates the reserves of its subsidiary banks on an ongoing basis to ensure the timely charge-off of loans and to determine the adequacy of each bank's allowance for loan losses. At June 30, 1996, the level of the affiliate bank reserves as a percentage of total loans outstanding ranged from 1.50% to 1.57% with a combined ratio of 1.55%. Management believes the current consolidated allowance at 1.55% of total loans outstanding is adequate to absorb future possible losses.

NON-PERFORMING ASSETS
                                              June 30,        March 31,        December 31,
(in thousands of dollars)                      1996              1996              1995
- --------------------------------------------------------   ---------------   --------------
Non-accrual loans                            $ 6,531           $ 7,764           $13,663
Restructured loans                             2,100               109               109
Foreclosed property                            4,436             6,105             6,099
                                             -------           -------           -------
  Total non-performing assets                $13,067           $13,978           $19,871
                                             =======           =======           =======
Percentage of non-performing assets
  to loans plus foreclosed property             .65%              .69%             1.00%

Loans contractually past due ninety
  days or more                                 $691              $836              $530

Percentage of non-performing assets
  plus ninety days past due to loans
  plus foreclosed property                      .68%              .73%             1.03%

Percentage of allowance to
  non-performing loans                       334.67%           358.23%           213.31%

Percentage of allowance to total
  non-performing assets                      238.75%           223.19%           153.53%

Percentage of allowance to
  risk elements<F1>                          226.76%           210.60%           149.54%

Percentage of risk elements<F1>
  to total average assets                       .47%              .50%              .74%

<F1> Risk elements include total non-performing assets plus loans contractually past due ninety days or more.


The following table summarizes the changes in non-performing assets for the six month period ended June 30, 1996
(in thousands of dollars):

Balance, beginning of year                   $19,871
Additions                                      6,762
Payments received and loans
  returned to accrual status                  (9,702)
Sales of foreclosed property                  (2,472)
Charge-offs and writedowns                    (1,392)
- ----------------------------------------------------
Balance, end of period                       $13,067
- ---------------------------------------------=======

    Loan quality remained strong at the end of second quarter 1996 reflecting the Company's continued focus on maintaining high quality assets. Non-performing assets at June 30, 1996 were .65% of loans plus foreclosed property compared to 1.00% at December 31, 1995 and .99% at the end of second quarter 1995. Non-performing assets of $13.067 million at June 30, 1996 were $6.804 million or 34.24% lower than at December 31, 1995 and $6.102 million or 31.83% lower than at June 30, 1995.

CAPITAL RESOURCES AND LIQUIDITY

                                                                       JUNE 30,              JUNE 30,
(in thousands of dollars)                                                 1996                  1995
- ------------------------------------------------------------------------------------------------------
At June 30,
- -------------
Total shareholders' equity                                              $272,897               $255,828
Long-term debt                                                            $3,375                $19,876

Per Share Data
- --------------
Dividend payout ratio                                                     40.00%                 38.03%
Common dividends paid                                                    $10,048                 $8,660
Dividends paid per share                                                   $0.62                  $0.54
Book value per share                                                      $17.05                 $15.97
Fully diluted book value per share                                        $17.03                 $15.96

Selected Ratios
- ---------------
Return on YTD average assets                                               1.74%                  1.70%
Return on YTD average common equity                                       18.53%                 18.89%
Return on YTD average realized common equity                              18.43%                 18.43%
YTD average equity to average assets                                       9.41%                  9.01%
YTD average equity to average loans                                       13.91%                 12.96%
YTD average loans to average deposits                                     84.45%                 85.20%
Period end total tier 1 capital to total risk-weighted assets             11.33%                 11.14%
Period end total capital to total risk-weighted assets                    12.72%                 12.76%
Efficiency ratio                                                          49.64%                 52.82%



    The Company's total shareholders' equity was $272.897 million at June 30, 1996 which reflects a 6.67% or $17.069 million increase as compared to June 30, 1995. In early 1995, the Company's Board of Directors authorized management to purchase up to one million shares of the Company's common stock in a systematic pattern to meet the common stock requirements of the Mark Twain 1995 Stock Option Plan and other corporate purposes. During 1995, the Company repurchased approximately 109,000 shares under this program for principally the benefit plan. During the first six months of 1996, the Company purchased approximately 133,000 shares for the benefit plan. In addition, the Company has purchased approximately 296,000 shares related to the conversion of its 7% Convertible Subordinated Capital Notes. As of June 30, 1996, approximately 223,000 of the shares purchased related to the Notes have been reissued upon conversion.

    Mark Twain's Asset/Liability Committee meets monthly to review balance sheet structure and liquidity needs. The goal is to maximize net interest income and maintain adequate liquidity while operating within defined risk parameters. The period gap set forth in the table below is the difference between earning assets and interest bearing liabilities with the repricing maturities indicated. The cumulative gap figure accumulates the period figures for the maturity range in question and all shorter maturities. The position of Mark Twain with respect to these gaps at June 30, 1996 was as follows (dollars in thousands):

                       0-31       32-92        93-183        184-365     Over 365
                       Days        Days         Days           Days         Days
                       ----------------------------------------------------------

 Period Gap            $3,754   $ (76,324)   $ (46,803)   $ (194,000)   $871,080
 Cumulative Gap         3,754     (72,570)    (119,373)     (313,373)    557,707


PART II -  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Exhibit 11. Statement of Computation of Earnings Per Common Share

      Exhibit 27. Financial Data Schedule


  (b) Reports on Form 8-K

      Report on Form 8-K dated April 11, 1996 reporting the Company's earnings release for the first quarter and year ending March 31, 1996.

      Report on Form 8-K dated July 11, 1996 reporting the Company's earnings release for the second quarter and year ending June 30, 1996.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARK TWAIN BANCSHARES, INC.
                                               (Registrant)



Date:  August 7, 1996                  /s/ KEITH MILLER
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