Form 10-Q
period 1996-09-30
MARK TWAIN BANCSHARES INC/MO
filed 1996-11-14
CIK 100307

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended September 30, 1996

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

                       Yes /X/                  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                 Outstanding at September 30, 1996
 Common Stock, $1.25 par value                16,384,722

                         MARK TWAIN BANCSHARES, INC.
                             AND SUBSIDIARIES


                                 Index


Part I. - Financial Information

  Item 1. -  Financial Statements

             Condensed Consolidated Balance Sheet
             September 30, 1996 and 1995 (unaudited)
             and December 31, 1995.................................3

             Condensed Consolidated Statement of Income
             for the three and nine month periods
             ended September 30, 1996 and 1995 (unaudited).........4

             Condensed Consolidated Statement of Cash
             Flows for the nine month periods ended
             September 30, 1996 and 1995 (unaudited)...............5

             Notes to Condensed Consolidated Financial
             Statements (unaudited)................................6

  Item 2. -  Management's Discussion and Analysis
             of Financial Condition and Results of Operations......8


Part II. - Other Information......................................20

  Item 6. - Exhibits and Reports on Form 8-K......................20

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                                                September 30,         December 31,
                                                                          -------------------------
(in thousands of dollars)                                                      1996           1995           1995
------------------------------------------------------------------------------------   ------------   ------------

ASSETS
Cash and due from banks                                                 $  169,932     $  122,380     $  156,207
Federal funds sold and securities
  purchased under resale agreements                                         15,879          4,528          7,900
Held to maturity securities                                                225,384        351,325        244,094
Available for sale securities                                              459,690        245,312        445,808
Trading securities                                                          43,669         62,697         63,579
Loans, net of allowance for loan losses of
  $32,068, $30,048 and $30,508, respectively                             2,111,150      1,908,537      1,941,431
Premises and equipment                                                      21,283         21,538         20,764
Accrued income receivable                                                   18,096         18,500         17,830
Other assets                                                                82,850         99,101         70,618
----------------------------------------------------------------------------------     ----------     ----------
  Total assets                                                          $3,147,933     $2,833,918     $2,968,231
------------------------------------------------------------------------==========     ==========     ==========

LIABILITIES
Non-interest bearing deposits                                           $  449,001     $  428,686     $  519,155
Interest bearing deposits                                                1,983,483      1,905,133      1,938,237
----------------------------------------------------------------------------------     ----------     ----------
  Total deposits                                                         2,432,484      2,333,819      2,457,392
----------------------------------------------------------------------------------     ----------     ----------
Short-term borrowings                                                      359,192        146,393        165,731
Other liabilities                                                           64,399         70,422         50,712
Long-term debt                                                               2,425         19,423         18,490
----------------------------------------------------------------------------------     ----------     ----------
  Total liabilities                                                      2,858,500      2,570,057      2,692,325
----------------------------------------------------------------------------------     ----------     ----------

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value, authorized
  30,000,000 shares, issued 16,871,183,
  16,449,510 and 16,508,220 shares, respectively                            21,089         20,562         20,635
Surplus                                                                     67,077         62,423         63,630
Undivided profits                                                          219,932        186,743        194,888
Net unrealized gains (losses) on available
  for sale securities                                                       (3,981)        (1,628)         1,026
----------------------------------------------------------------------------------     ----------     ----------
                                                                           304,117        268,100        280,179
Less common treasury stock at cost, 486,461,
  389,579, and 362,685 shares, respectively                                 14,684          4,239          4,273
----------------------------------------------------------------------------------     ----------     ----------
  Total shareholders' equity                                               289,433        263,861        275,906
----------------------------------------------------------------------------------     ----------     ----------
  Total liabilities and shareholder's equity                            $3,147,933     $2,833,918     $2,968,231
------------------------------------------------------------------------==========     ==========     ==========


See notes to condensed consolidated financial statements.



PAGE> 4

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                                            For the Nine Months           For the Three Months
                                                                            Ended September 30,            Ended September 30,
(in thousands of dollars except per share data)                               1996         1995            1996          1995
------------------------------------------------------------------------------------------------         ---------------------

INTEREST FROM EARNING ASSETS
Interest and fees on loans                                                 $134,902     $135,477         $45,679      $46,251
Interest on held to maturity securities:
   Taxable                                                                   11,543       17,235           3,682        5,744
   Non-taxable                                                                  101          142              33           33
Interest on available for sale securities                                    20,903       11,139           6,863        3,730
Interest on trading securities                                                2,401        2,113             544          678
Interest on federal funds sold and securities
   purchased under resale agreements                                            359          563             130          264
------------------------------------------------------------------------------------------------         --------------------
   Total interest income                                                    170,209      166,669          56,931       56,700
------------------------------------------------------------------------------------------------         --------------------

INTEREST EXPENSE
Interest on deposits                                                         66,012       62,196          22,011       22,512
Interest on short-term borrowings                                             9,482        6,938           3,206        1,624
Interest on long-term debt                                                      309        1,165              35          381
------------------------------------------------------------------------------------------------         --------------------
   Total interest expense                                                    75,803       70,299          25,252       24,517
------------------------------------------------------------------------------------------------         --------------------
Net interest income                                                          94,406       96,370          31,679       32,183
Provision for loan losses                                                     2,001        3,344             506          713
------------------------------------------------------------------------------------------------         --------------------
Net interest income after provision for loan losses                          92,405       93,026          31,173       31,470
------------------------------------------------------------------------------------------------         --------------------

OTHER INCOME
Service charges on deposit accounts                                           6,061        5,220           2,056        1,803
Securities transactions                                                         234           46               -            -
Other income                                                                 22,905       22,123           7,673        7,281
------------------------------------------------------------------------------------------------         --------------------
   Total other income                                                        29,200       27,389           9,729        9,084
------------------------------------------------------------------------------------------------         --------------------

OTHER EXPENSES
Salaries                                                                     31,692       31,098          10,333       10,530
Employee benefits                                                             5,276        5,202           1,424        1,569
Net occupancy expense                                                         6,716        7,040           2,257        2,326
Furniture and equipment expense                                               2,581        2,894             831          917
Other expenses                                                               14,173       18,386           4,646        5,398
------------------------------------------------------------------------------------------------         --------------------
   Total other expenses                                                      60,438       64,620          19,491       20,740
------------------------------------------------------------------------------------------------         --------------------
Income before income taxes                                                   61,167       55,795          21,411       19,814
Applicable income taxes                                                      22,197       20,579           7,947        7,591
------------------------------------------------------------------------------------------------         --------------------
   Net income                                                              $ 38,970     $ 35,216         $13,464      $12,223
---------------------------------------------------------------------------=====================         ====================

NET INCOME PER SHARE
------------------------------------------------------------------------------------------------         --------------------
  Primary                                                                     $2.38        $2.17           $0.83        $0.75
------------------------------------------------------------------------------==================         ====================
  Fully diluted                                                               $2.35        $2.11           $0.82        $0.73
------------------------------------------------------------------------------==================         ====================
COMMON DIVIDENDS PAID PER SHARE                                               $0.93        $0.81           $0.31        $0.27
------------------------------------------------------------------------------==================         ====================
See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                    For the Nine Months
                                                                                     Ended September 30,
(in thousands of dollars)                                                           1996            1995
---------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net Income                                                                      $ 38,970        $ 35,216
 Adjustments to reconcile net cash provided by operating activities:
  Provision for loan losses                                                         2,001           3,344
  Provision for depreciation and amortization                                       2,974           3,561
  Amortization of security premiums and accretion of discounts                       (536)           (799)
  Net (increase) decrease in trading securities                                    19,910         (29,788)
  Securities transactions                                                            (234)            (46)
  Increase (decrease) in accrued income receivable                                    256            (928)
  Increase (decrease) in interest payable                                            (877)          1,187
  Other                                                                             1,000           3,664
-----------------------------------------------------------------------------------------         -------
   Net cash provided by operating activities                                       63,464          15,411
-----------------------------------------------------------------------------------------         -------

INVESTING ACTIVITIES
 Net increase in loans                                                           (132,868)        (78,086)
 Proceeds from sales of foreclosed property                                         3,776           2,392
 Net (increase) decrease in premises and equipment                                 (1,324)          3,415
 Purchase of assets to be leased                                                     (809)         (2,783)
 Proceeds from sale of available for sale securities                               36,175           5,676
 Proceeds from maturities and prepayments of available for sale securities         46,776          19,495
 Purchase of available for sale securities                                        (82,318)        (17,269)
 Proceeds from maturities and prepayments of held to maturity securities           37,691          37,112
 Purchase of held to maturity securities                                          (19,074)        (45,268)
 Net cash of acquired company                                                       9,949              -
-----------------------------------------------------------------------------------------        --------
   Net cash used by investing activities                                         (102,026)        (75,316)
-----------------------------------------------------------------------------------------        --------

FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                              (87,020)         61,762
 Net increase (decrease) in short-term borrowings                                 190,712          (1,725)
 Payments on long-term debt                                                       (11,582)            (32)
 Cash dividends                                                                   (15,017)        (12,986)
 Purchase of treasury stock                                                       (18,380)         (3,145)
 Reissuance of treasury stock                                                       1,553           1,392
-----------------------------------------------------------------------------------------        --------
   Net cash used by financing activities                                           60,266          45,266
-----------------------------------------------------------------------------------------        --------

 Increase (decrease) in cash and cash equivalents                                  21,704         (14,639)
 Cash and cash equivalents at beginning of period                                 164,107         141,547
-----------------------------------------------------------------------------------------        --------
 Cash and cash equivalents at end of period                                      $185,811        $126,908
---------------------------------------------------------------------------------========        ========

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B--PREMISES AND EQUIPMENT

In June 1995 the Company sold a low- to moderate-income housing project which it owned and operated. The proceeds from the sale approximated the book value of $5.0 million.

NOTE C--LONG-TERM DEBT

On January 16, 1996, the Company instructed the trustee to call the 8 1/2% debentures due 1999 for redemption at a premium over par of 1% effective March 1, 1996. The outstanding balance of the debentures at the time of redemption was $11,579,000.

NOTE D--STOCK EXCHANGE

On September 19, 1996, the Company listed and began trading its common stock on the New York Stock Exchange under the symbol MTB.

NOTE E--ACQUISITION/MERGER OF BANKS

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

On September 9, 1996, the Company acquired Northland Bancshares, Inc. (Northland), owner of First National Bank of Platte County, in Kansas City,

Missouri (approximately $72 million in assets). The transaction was accounted for under the pooling-of-interests method of accounting. Prior financial information was not restated as the transaction was not material to the consolidated financial position or results of operations of the Company.

NOTE F--SUBSEQUENT EVENTS

On October 27, 1996, the Company entered into an Agreement and Plan of Reorganization between the Company, Mercantile Bancorporation Inc. (Mercantile) and Ameribanc, Inc. (Merger Sub) under which Mercantile would acquire the Company through a merger of Company with and into Merger Sub. Upon consummation of the Merger, each issued and outstanding share of the Company's common stock would be converted into and become the right to receive .952 shares of Mercantile common stock. Shareholder and regulatory approvals of the Plan of Reorganization are pending. If approved, plans call for the merger to be completed in the second quarter of 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
----------------------
    At September 30, 1996 the Company achieved increases in total assets, total loans, earning assets and deposits over September 30, 1995 levels. Net income for the three month period ended September 30, 1996 was $13.464 million, an increase of $1.241 million or 10.2% from the third quarter of 1995. Primary earnings per share for the third quarter of 1996 increased 10.7% to total $0.83, compared to $0.75 for the third quarter of 1995. Fully diluted earnings per share for the third quarter of 1996 were $0.82, an increase of 12.3% over $0.73 for the third quarter of 1995. Net income for the nine month period ended September 30, 1996 was $38.970 million, an increase of $3.754 million or 10.7% over the same period in 1995. Primary earnings per share for the first nine months of 1996 were $2.38, an increase of 9.7% over the same period last year. Fully diluted earnings per share for the first nine months of 1996 was $2.35, an increase of 11.4% over $2.11 for the first nine months of 1995. Selected comparisons are as follows (in millions of $):

                                 September 30,
                              1996           1995        % Change
                            --------------------------------------
Total assets                $3,147.9       $2,833.9        11.1%
Total loans                  2,143.2        1,938.6        10.6%
Total earning assets         2,894.3        2,605.1        11.1%
Total deposits               2,432.5        2,333.8         4.2%

NET INTEREST INCOME
                              Nine Months Ended                        Three Months Ended
                                September 30,                             September 30,
                              1996        1995    % Change              1996        1995     % Change
                           ---------------------------------      ------------------------------------
Average loans              $2,007.8    $1,908.8      5.2%            $2,042.3    $1,938.6      5.3%
Average earning assets      2,755.6     2,552.3      8.0%             2,761.5     2,586.2      6.8%
Average deposits            2,356.9     2,256.5      4.5%             2,356.8     2,323.3      1.4%
Net interest income (FTE)      95.3        97.3     (2.1%)               32.0        32.5     (1.5%)
Net interest margin           4.62%       5.10%     (48 basis           4.61%       4.98%     (37 basis
                                                       points)                                  points)


Measured on a fully tax equivalent basis, net interest income totaled $32.0 million for the third quarter of 1996 compared to $32.5 million for the third quarter of 1995 and $31.6 million in the second quarter of 1996. Net interest margin for the third quarter of 1996 was 4.61% compared to 4.98% for the third quarter of 1995 and 4.62% for the second quarter of 1996. For the first nine months of 1996, net interest income, measured on a fully tax equivalent basis, totaled $95.3 million compared to $97.3 million for the same period last year. Net interest margin for the first nine months of 1996 was 4.62% compared to 5.10% for the same period last year. Due to competitive factors, a decline in the prime rate and increased securities purchases this year, the net interest margin decline was anticipated. The average prime rate for the first nine months and the third quarter of 1996 were 64 and 50 basis points, respectively, less than the average prime rate

(Net Interest Income continued)

for the same periods of 1995. As earning assets and interest bearing liabilities repriced during 1995 and 1996 with the gradual decline in interest rates and as the mix of earning assets and interest bearing liabilities changed between periods, the gross yield on earning assets decreased 49 basis points for both the first nine months of 1996 and the third quarter of 1996 compared to 1995 levels. The average cost of interest bearing liabilities decreased slightly by 1 basis point for the first nine months of 1996, but decreased 17 basis points for the third quarter of 1996 compared to the same periods last year. The interest rate spread for the first nine months of 1996 decreased 48 basis points to 3.71% compared to the same period last year. The ratio of average interest bearing liabilities to average earning assets decreased to 80.2% for the first nine months of 1996 compared to 80.3% for the first nine months of 1995. The interest rate spread for the third quarter of 1996 decreased 32 basis points to 3.70% compared to the third quarter of 1995. The ratio of average interest bearing liabilities to average earning assets increased to 79.9% for the third quarter of 1996 compared to 79.7% for the same period in 1995.

Average earning assets totaled $2,761.5 million for the third quarter of 1996 compared to $2,586.2 million for the third quarter of 1995, an increase of $175.3 million or 6.8%. Growth in loan volume continued with loans averaging $2,042.3 million for the third quarter of 1996 compared to $1,938.6 million for the third quarter of 1995 (an increase of $103.7 million) and $1,997.4 million for the second quarter of 1996 (an increase of $44.9 million). Available for sale and held to maturity securities averaged $676.1 million for the third quarter of 1996, an increase of $89.4 million compared to the same period last year. Average deposit volume for the third quarter of 1996 increased $33.5 million to $2,356.8 million compared to the same period in 1995. Average time deposits increased $11.8 million in the third quarter of 1996 as compared to the third quarter of 1995. Savings and money market deposits increased $24.1 million while interest bearing demand deposits decreased $5.3 million for the same respective periods. Non-interest bearing demand deposits increased $2.9 million and comprised 17.4% of average deposits for the third quarter of 1996 compared to 17.5% for the same period last year. Average long-term debt decreased $17.1 million, primarily due to the redemption of the 8 1/2% debentures on March 1, 1996.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table shows the condensed average balance sheets for each of the interim periods presented, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities for each of the periods reported.
                                        Nine Months Ended September 30, 1996       Nine Months Ended September 30, 1995
                                        -------------------------------------      -------------------------------------
                                           Average                     Yield/         Average                     Yield/
(in thousands of dollars)                  Balance         Interest     Rate          Balance        Interest      Rate
-----------------------------------------------------------------------------      -------------------------------------

ASSETS
Interest earning assets:
Loans <F1><F2>                              $2,007,793     $135,647      9.02%       $1,908,842     $136,259      9.54%
Taxable held to maturity securities            237,914       11,543      6.48%          342,340       17,235      6.73%
Non-taxable held to maturity securities<F1>      2,581          155      8.02%            3,450          218      8.45%
Available for sale securities<F1>              449,195       20,948      6.23%          241,718       11,198      6.19%
Trading securities                              50,411        2,401      6.36%           43,462        2,113      6.50%
Federal funds sold and securities
  purchased under resale agreements              7,726          359      6.21%           12,506          563      6.02%
------------------------------------------------------------------------------       ----------------------------------
  Total interest earning assets              2,755,620      171,053      8.29%        2,552,318      167,586      8.78%
------------------------------------------------------------------------------       ----------------------------------
Cash and due from banks                        109,394                                  107,416
Other assets                                   110,738                                  122,492
FASB No. 115 allowance                          (4,435)                                  (7,483)
Allowance for loan losses                      (31,033)                                 (29,559)
------------------------------------------------------                               ----------
  Total                                     $2,940,284                               $2,745,184
--------------------------------------------==========                               ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing demand deposits            $  226,066        3,350      1.98%       $  227,050        3,631      2.14%
Savings and money market deposits              686,381       18,715      3.64%          677,893       19,401      3.83%
Time deposits                                1,038,722       43,947      5.65%          956,563       39,164      5.47%
Short-term borrowings                          252,711        9,482      5.01%          168,407        6,938      5.51%
Long-term debt                                   6,133          309      6.73%           19,986        1,165      7.79%
------------------------------------------------------------------------------       ----------------------------------
  Total interest bearing liabilities         2,210,013       75,803      4.58%        2,049,899       70,299      4.59%
------------------------------------------------------------------------------       ----------------------------------
Non-interest bearing deposits                  405,756                                  394,997
Other liabilities                               47,052                                   49,764
Shareholders' equity                           277,463                                  250,524
------------------------------------------------------                               ----------
  Total                                     $2,940,284                               $2,745,184
--------------------------------------------==========                               ==========
Net interest income                                        $ 95,250                                 $ 97,287
-----------------------------------------------------------========                                 ========
Net interest margin                                                      4.62%                                    5.10%
-------------------------------------------------------------------------=====                                    =====

<F1>Adjusted to a fully taxable basis using federal statutory rate of 35% in 1996 and 1995.
<F2>Includes non-accrual loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
(continued)

                                        Three Months Ended September 30, 1996      Three Months Ended September 30, 1995
                                        -------------------------------------      -------------------------------------
                                           Average                     Yield/         Average                     Yield/
(in thousands of dollars)                  Balance         Interest     Rate          Balance        Interest      Rate
-----------------------------------------------------------------------------      -------------------------------------

ASSETS
Interest earning assets:
Loans <F1><F2>                              $2,042,291      $45,962      8.95%       $1,938,629      $46,499      9.52%
Taxable held to maturity securities            228,066        3,682      6.42%          340,321        5,744      6.70%
Non-taxable held to maturity securities<F1>      2,536           51      8.00%            2,469           50      8.03%
Available for sale securities<F1>              445,451        6,878      6.14%          243,887        3,749      6.10%
Trading securities                              35,437          544      6.11%           43,060          678      6.25%
Federal funds sold and securities
  purchased under resale agreements              7,690          130      6.73%           17,839          264      5.87%
------------------------------------------------------------------------------       ----------------------------------
  Total interest earning assets              2,761,471       57,247      8.25%        2,586,205       56,984      8.74%
------------------------------------------------------------------------------       ----------------------------------
Cash and due from banks                        109,029                                  109,197
Other assets                                   108,292                                  124,735
FASB No. 115 allowance                          (8,792)                                  (2,955)
Allowance for loan losses                      (31,218)                                 (30,105)
------------------------------------------------------                               ----------
  Total                                     $2,938,782                               $2,787,077
--------------------------------------------==========                               ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest bearing demand deposits            $  218,393        1,090      1.99%       $  223,681        1,212      2.15%
Savings and money market deposits              692,645        6,356      3.65%          668,569        6,539      3.88%
Time deposits                                1,035,331       14,565      5.60%        1,023,558       14,761      5.72%
Short-term borrowings                          256,941        3,206      4.96%          124,524        1,624      5.17%
Long-term debt                                   2,580           35      5.40%           19,716          381      7.67%
------------------------------------------------------------------------------       ----------------------------------
  Total interest bearing liabilities         2,205,890       25,252      4.55%        2,060,048       24,517      4.72%
------------------------------------------------------------------------------       ----------------------------------
Non-interest bearing deposits                  410,448                                  407,513
Other liabilities                               43,807                                   59,032
Shareholders' equity                           278,637                                  260,484
------------------------------------------------------                               ----------
  Total                                     $2,938,782                               $2,787,077
--------------------------------------------==========                               ==========
Net interest income                                         $31,995                                  $32,467
------------------------------------------------------------=======                                  =======
Net interest margin                                                      4.61%                                    4.98%
-------------------------------------------------------------------------=====                                    =====

<F1>Adjusted to a fully taxable basis using federal statutory rate of 35% in 1996 and 1995.
<F2>Includes non-accrual loans.

The following table sets forth, on a tax equivalent basis, the effect of changes in interest income and interest expense resulting from changes in volumes and rates for the nine and three months ended September 30, 1996.

                                                                          Nine Months Ended September 30,
                                                                              1996 Compared to 1995
                                                                     -------------------------------------------
                                                                         Increase (Decrease)            Total
                                                                     Attributable to Change in<F1>     Increase
(in thousands of dollars)                                              Volume            Rate         (Decrease)
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                 $ 6,877         $(7,489)         $  (612)
Taxable held to maturity securities                                    (5,087)           (605)          (5,692)
Non-taxable held to maturity securities                                   (53)            (10)             (63)
Available for sale securities                                           9,675              75            9,750
Trading securities                                                        332             (44)             288
Federal funds sold and securities
  purchased under resale agreements                                      (221)             17             (204)
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest earned on assets               11,523          (8,056)           3,467
-----------------------------------------------------------------------------         -------          -------

INTEREST EXPENSE
Interest bearing demand deposits                                          (16)           (265)            (281)
Savings and money market deposits                                         241            (927)            (686)
Time deposits                                                           3,445           1,338            4,783
Short-term borrowings                                                   3,210            (666)           2,544
Long-term debt                                                           (716)           (140)            (856)
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest paid on liabilities             6,164            (660)           5,504
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in net interest income                    $ 5,359         $(7,396)         $(2,037)
----------------------------------------------------------------------=======         =======          =======


                                                                          Three Months Ended September 30,
                                                                               1996 Compared to 1995
                                                                     -------------------------------------------
                                                                         Increase (Decrease)            Total
                                                                     Attributable to Change in<F1>     Increase
(in thousands of dollars)                                              Volume            Rate         (Decrease)
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                 $ 2,415         $(2,952)          $ (537)
Taxable held to maturity securities                                    (1,822)           (240)          (2,062)
Non-taxable held to maturity securities                                     1               0                1
Available for sale securities                                           3,112              17            3,129
Trading securities                                                       (117)            (17)            (134)
Federal funds sold and securities
  purchased under resale agreements                                      (167)             33             (134)
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest earned on assets                3,422          (3,159)             263
-----------------------------------------------------------------------------         -------          -------

INTEREST EXPENSE
Interest bearing demand deposits                                          (28)            (94)            (122)
Savings and money market deposits                                         230            (413)            (183)
Time deposits                                                             168            (364)            (196)
Short-term borrowings                                                   1,655             (73)           1,582
Long-term debt                                                           (258)            (88)            (346)
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest paid on liabilities             1,767          (1,032)             735
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in net interest income                    $ 1,655         $(2,127)         $  (472)
----------------------------------------------------------------------=======         =======          =======

<F1> For the purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories based on the respective percentage changes in average balances and average rates.

NON-INTEREST INCOME
-----------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                             1996                    1995              % Change
-----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Service charges on deposit accounts                        $ 6,061                 $ 5,220                16.1%
Securities transactions                                        234                      46               408.7%
Bond Division revenue                                        9,433                   8,831                 6.8%
Brokerage revenue                                            3,796                   3,108                22.1%
Trust Division revenue                                       4,976                   4,607                 8.0%
Net gains (losses) on sales of foreclosed real estate          377                     (77)                  -
All other income                                             4,323                   5,654               (23.5%)
------------------------------------------------------------------                 -------              -------
  Total non-interest income                                $29,200                 $27,389                 6.6%
-----------------------------------------------------------=======                 =======              =======

Non-interest income of $29.200 million increased $1.811 million or 6.6% for the first nine months of 1996 as compared to the same period of 1995. Non-interest income for the three month period ended September 30, 1996 was $9.729 million, an increase of $645 thousand from the third quarter of 1995.

Service charges on deposit accounts showed an increase of $841 thousand or 16.1% in the first nine months of 1996 as compared to the same period in 1995. Third quarter 1996 service charges on deposit accounts showed an increase of $253 thousand from third quarter of last year. The increase is attributed to a reduction in the earnings credit rates paid to commercial accounts to offset the cost of deposit services combined with an increase in the fee charged for NSF checks.

Gains totaling $234 thousand on sales of available for sale securities were realized in the first quarter of 1996. Proceeds from the sale of these securities were $36.175 million. In the first quarter of 1995, $5.676 million of available for sale securities were sold with gains totaling $46 thousand. There were no sales of securities in the second or third quarter of either year.

The Capital Markets Group (including Bond and Brokerage operations) showed an increase of $1.290 million or 10.8% in revenues for the nine month period ending September 30, 1996 as compared to the same period last year. Bond Division revenues increased $602 thousand or 6.8% in the first nine months of 1996 compared to the first nine months of 1995. Foreign exchange revenues accounted for $519 thousand of the increase. Brokerage revenues increased $688 thousand or 22.1% in the first nine months of 1996 compared to the same period last year. Bond Division and Brokerage revenues for the third quarter of 1996 showed a decrease of $168 thousand and a increase of $48 thousand, respectively, from third quarter 1995.

Trust Division revenues increased $369 thousand and $128 thousand for the first nine months of 1996 and the third quarter of 1996, respectively, compared to the same periods last year. The increase is attributed to an expanded customer base and fees associated from increased sales of proprietary mutual funds.

(Non-interest Income continued)

Net gains recognized on sales of foreclosed property for the first nine months of 1996 were $377 thousand, with $250 thousand occurring in the second quarter. Proceeds from sales of foreclosed property in the first nine months of 1996 totaled $3.776 million. For the first nine months of 1995, proceeds from sales of foreclosed property totaled $2.392 million and included net losses of $77 thousand.

All other income decreased $1.331 million or 23.5% for the first nine months of 1996 as compared to the same period of 1995. Changes in the market value of the Company's proprietary trading accounts showed a net gain of $554 thousand for the nine months of 1996 compared to a net gain of $1.716 million for the first nine months of 1995, resulting in a decrease period to period of $1.162 million. Rental income decreased $420 thousand for the first nine months of 1996 compared to the same period last year due to the sale of a low- to moderate-income housing project, owned and operated by the Company, in June of 1995 (related operating expense reductions discussed later). A $206 thousand gain recorded on the sale also contributed to the decrease. These decreases period to period were offset by a $350 thousand fee received in the third quarter of 1996 for participation in a commission on the transfer of the Company's credit card base to a new issuing bank. A gain on sale of land recorded in the second quarter of 1996 of $142 thousand also offset the decrease period to period. All other income for the third quarter of 1996 increased $263 thousand compared to the third quarter of 1995. Excluding the $350 thousand transfer fee noted above, all other income for the third quarter of 1996 decreased $87 thousand from the same period last year. Comparing third quarter of 1996 to third quarter of 1995, the increase in the change in market value of the proprietary trading accounts was offset by the decrease in income associated with the sale of the low- to moderate-income housing project.

NON-INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                               1996               1995           % Change
-----------------------------------------------------------------------------------------------------------------------
(in thousands of $)
Salary expense                                               $31,692            $31,098              1.9%
Employee benefits                                              5,276              5,202              1.4%
Net occupancy                                                  6,716              7,040             (4.6%)
FDIC premiums                                                      6              2,334            (99.7%)
Furniture & equipment                                          2,581              2,894            (10.8%)
Advertising                                                      916              1,486            (38.4%)
Data processing                                                3,554              3,166             12.3%
Legal fees                                                       561                730            (23.2%)
Postage & freight                                              1,125              1,124              0.1%
Amortization expense                                             738                621             18.8%
Expenses on foreclosed property                                  149                263            (43.3%)
Taxes other than income                                          298                390            (23.6%)
Other                                                          6,826              8,272            (17.5%)
--------------------------------------------------------------------            -------            -------
  Total non-interest expense                                 $60,438            $64,620             (6.5%)
-------------------------------------------------------------=======            =======            =======

Non-interest expense for the first nine months of 1996 was $60.438 million compared to $64.620 million for the first nine months of 1995, a decrease of $4.182 million or 6.5%. The Company's efficiency ratio year-to-date was 48.66% compared to 51.85% for the same period last year. Non-interest

(Non-interest Expense continued)

expense for the third quarter of 1996 of $19.491 million, decreased $1.249 million or 6.0% compared to the third quarter of 1995.

Salary expense for the first nine months of 1996 increased $594 thousand or 1.9% as compared to the same period last year. Excluding the effect of commissions and bonuses, salary expense increased $688 thousand or 3.0%. The number of full time equivalent employees was 998 at September 30, 1996 compared to 979 at September 30, 1995. Commission and bonus expense decreased 1.1% for the first nine months of 1996 compared to the first nine months of 1995. Excluding an accrual in the third quarter of 1995 for a one-time employee bonus paid to all employees not already participating in a commission or incentive-based program, commission and bonus expense increased slightly period to period. Employee benefit expense increased $74 thousand or 1.4% for the first nine months of 1996 as compared to the same period in 1995.

Net occupancy expense decreased $324 thousand or 4.6% for the first nine months of 1996 as compared to the same period last year. As discussed earlier, the sale of a low-to-moderate-income housing project owned and operated by the Company resulted in a $355 thousand reduction in expenses associated with the property from period to period.

FDIC premiums expense decreased $2.328 million or 99.7%. In August 1995, the FDIC Board of Directors voted to reduce deposit insurance premiums to $.04 from $.23 per $100 of assessable deposits. The effective date for the premium change was June 1, 1995. In 1996, the premium charged to the Company's bank subsidiaries was reduced to $2 thousand per charter per year.

Furniture and equipment expense decreased $313 thousand or 10.8% for the first nine months of 1996 compared to the same period in 1995. The decline is due to a general decrease in depreciation expense and includes computer hardware which became fully depreciated in the second quarter of 1995.

Advertising expense decreased $570 thousand or 38.4% for the first nine months of 1996 from the same period of 1995. Advertising expense for the third quarter of 1996 decreased $226 thousand compared to the third quarter of 1995. Expenses for 1995 included expenditures for a television advertising campaign not repeated in 1996.

Data processing fees for the first nine months of 1996 increased $388 thousand or 12.3% compared to the same period last year. Data processing expense was reduced by $355 thousand in the third quarter of 1995 for a settlement of a contract dispute with a systems vendor. The settlement essentially reimbursed the Company for the difference between the contract rates and actual expenses paid by the Company due to nonperformance under the contract. Excluding this 1995 non-recurring item, data processing expense increased $33 thousand for the first nine months of 1996 compared to the same period of 1995.

(Non-interest Expense continued)

Legal fees continued to decline period to period, with a decrease of $169 thousand or 23.2% for the first nine months of 1996 compared to the same period last year.

Amortization expense increased $117 thousand or 18.8% for the first nine months of 1996 compared to the same period of 1995 and is primarily attributed to increased capital note fee amortization. On March 1, 1996 the Company called for the redemption of its 8 1/2% debentures due 1999 at 1% premium over par. Amortization expense related to these debentures increased $78 thousand year to year. Amortization expense for the 7% convertible subordinated notes increased $38 thousand for the same respective period related to the notes converted.

Expenses on foreclosed property decreased $114 thousand or 43.3% for the first nine months of 1996 compared to the first nine months of last year. Foreclosed property at September 30, 1996 totaled $3.515 million compared to $10.726 million at September 30, 1995.

Other non-interest expenses for the first nine months of 1996 decreased $1.446 million or 17.5% from the same period last year. Insurance expense decreased $322 thousand for the first nine months of 1996 as compared to the same period in 1995 primarily related to an increase in the cash surrender value of life insurance policies offsetting the premium expense. Operating expenses related to a low- to moderate-income housing project sold in June 1995, as discussed earlier, decreased $173 thousand from the same period last year. Valuation adjustments of $243 thousand were made to miscellaneous investments in 1995. Consulting expense for the first nine months of 1996 decreased $470 thousand compared to the same period last year. Last year's expense included an individual consulting contract which terminated at year-end 1995 and consulting engagements running throughout 1995 for the purpose of enhancing banking based non-interest revenues and improving operational flow. Convention and meeting expenses for the September 1995 Director Trip attributed to a $320 thousand decrease in expense for the first nine months of 1996 compared to the same period last year. A renegotiated customer check printing contract contributed to a $134 thousand reduction of stationary and supplies expense in 1996. Due to increased loan activity, the deferral of loan costs recorded as a reduction of non-interest expense in accordance with SFAS No. 91 increased, resulting in a reduction in expense of $167 thousand period to period. The above reductions in non-interest expense were offset by a 1% call premium of $116 thousand paid on the redemption of the 8 1/2% debentures on March 1, 1996 and a $125 thousand fee paid upon listing with the New York Stock Exchange in September 1996.

Other non-interest expenses for the third quarter of 1996 decreased $466 thousand compared to third quarter 1995. Consulting expense, as discussed above, decreased $326 thousand period to period. Conventions and meeting expense decreased $216 thousand period to period. These decreases were offset by the $125 thousand increase in miscellaneous fees related to the New York Stock Exchange listing fee. The remaining variance was comprised of various other miscellaneous categories.

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
                                                             Nine Months Ended                     Three Months Ended
                                                                September 30,                         September 30,
                                                        ---------------------------        -----------------------------
(in thousands of dollars)                                   1996             1995                   1996        1995
-----------------------------------------------------------------------------------        -----------------------------
Allowance at beginning of period                          $30,508           $28,894           $31,198           $29,961

Allowance of acquired bank                                    586                 -               586                 -

Charge-offs                                                (1,981)           (2,957)             (397)             (910)
Recoveries                                                    954               767               175               284
-----------------------------------------------------------------------------------         ----------------------------
 Net charge-offs                                           (1,027)           (2,190)             (222)             (626)
-----------------------------------------------------------------------------------         ----------------------------

Additions to allowance charged to expense                   2,001             3,344               506               713
-----------------------------------------------------------------------------------         ----------------------------

Allowance at end of period                                $32,068           $30,048           $32,068           $30,048
----------------------------------------------------------=========================         ============================


Loans, net of unearned income at end of period          $2,143,218       $1,938,585        $2,143,218        $1,938,585

Average loan balance for the period                     $2,007,793       $1,908,842        $2,042,291        $1,938,629

Allowance as % of loans at end of period                     1.50%            1.55%

Allowance as % of non-performing loans                     374.80%          323.90%

Net charge-offs as % of average loans for the period          .05%             .11%               .01%              .03%

Annualized net charge-offs as % of average loans
  for the period                                              .07%             .15%               .04%              .13%


    The provision for loan losses for the first nine months of 1996 was $2.001 million compared to $3.344 million for the first nine months of 1995. Net charge-offs totaled $1.027 million for the first nine months of 1996 compared to $2.190 million for the first nine months of 1995, a decrease of $1.163 million. Annualized net charge-offs were .07% of average loans for the first nine months of 1996 compared to .15% for the same period in 1995. The provision for loan losses for the third quarter of 1996 was $506 thousand compared to $713 thousand for the third quarter of 1995. Net charge-offs for the third quarter of 1996 totaled $222 thousand compared to $626 thousand for the same period last year, a decrease of $404 thousand.

    The Company evaluates the reserves of its subsidiary banks on an ongoing basis to ensure the timely charge-off of loans and to determine the adequacy of each bank's allowance for loan losses. At September 30, 1996, the level of the affiliate bank reserves as a percentage of total loans outstanding ranged from 1.43% to 1.50% with a combined ratio of 1.50%. Management believes the current consolidated allowance at 1.50% of total loans outstanding is adequate to absorb future possible losses.

NON-PERFORMING ASSETS
                                     September 30,           June 30,        March 31,        December 31,
(in thousands of dollars)                 1996                 1996            1996               1995
------------------------------       -------------         -----------     ------------      --------------

Non-accrual loans                         $ 5,596           $ 6,531           $ 7,764           $13,663
Restructured loans                          2,275             2,100               109               109
Foreclosed property                         3,515             4,436             6,105             6,099
                                          -------           -------           -------           -------
  Total non-performing assets             $11,386           $13,067           $13,978           $19,871
                                          =======           =======           =======           =======

Percentage of non-performing assets
  to loans plus foreclosed property           .53%              .65%              .69%             1.00%

Loans contractually past due ninety
  days or more                               $685              $691              $836              $530

Percentage of non-performing assets
  plus ninety days past due to loans
  plus foreclosed property                    .56%              .68%              .73%             1.03%

Percentage of allowance to
  non-performing loans                     374.80%           334.67%           358.23%           213.31%

Percentage of allowance to total
  non-performing assets                    281.64%           238.75%           223.19%           153.53%

Percentage of allowance to
  risk elements<F1>                        265.66%           226.76%           210.60%           149.54%

Percentage of risk elements<F1>
  to total average assets                     .41%              .47%              .50%              .74%

<F1> Risk elements include total non-performing assets plus loans contractually past due ninety days or more.


The following table summarizes the changes in non-performing assets for the periods shown:

                                              Nine Months Ended
                                                September 30,
(in thousands of dollars)                      1996         1995
-----------------------------------------------------------------
Balance, beginning of year                   $19,871      $17,820
Balance of acquired bank                         249            -
Additions                                      7,837       13,840
Payments received and loans
  returned to accrual status                 (11,485)      (6,946)
Sales of foreclosed property                  (3,394)      (2,512)
Charge-offs and writedowns                    (1,692)      (2,738)
----------------------------------------------------      -------
Balance, end of period                       $11,386      $19,464
---------------------------------------------=======      =======

    Loan quality remained strong at the end of third quarter 1996 reflecting the Company's continued focus on maintaining high quality assets. Non-performing assets at September 30, 1996 were .53% of loans plus foreclosed property compared to 1.00% at December 31, 1995 and 1.00% at September 30, 1995. Non-performing assets of $11.386 million at September 30, 1996 were $8.485 million or 42.7% lower than at December 31, 1995 and $8.078 million or 41.5% lower than at September 30, 1995.

CAPITAL RESOURCES AND LIQUIDITY
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
(in thousands of dollars)                                                 1996                1995
-------------------------------------------------------------------------------------------------------
At September 30,
----------------
Total shareholders' equity                                              $289,433               $263,861
Long-term debt                                                            $2,425                $19,423

Per Share Data
--------------
Dividend payout ratio                                                     39.08%                 37.33%
Common dividends paid                                                    $15,017                $12,986
Dividends paid per share                                                   $0.93                  $0.81
Book value per share                                                      $17.66                 $16.43
Fully diluted book value per share                                        $17.65                 $16.41

Selected Ratios
---------------
Return on YTD average assets                                               1.77%                  1.72%
Return on YTD average common equity                                       18.76%                 18.79%
Return on YTD average realized common equity                              18.58%                 18.45%
YTD average equity to average assets                                       9.44%                  9.13%
YTD average equity to average loans                                       13.82%                 13.12%
YTD average loans to average deposits                                     85.19%                 84.59%
Period end total tier 1 capital to total risk-weighted assets             11.10%                 11.08%
Period end total capital to total risk-weighted assets                    12.43%                 12.66%
Efficiency ratio                                                          48.66%                 51.85%


    The Company's total shareholders' equity was $289.433 million at September 30, 1996 which reflects a $25.572 million or 9.7% increase compared to September 30, 1995. In early 1995, the Company's Board of Directors authorized management to purchase up to one million shares of the Company's common stock in a systematic pattern to meet the common stock requirements of the Mark Twain 1995 Stock Option Plan and other corporate purposes. During 1995, the Company repurchased approximately 109,000 shares under this program for principally the benefit plan. During the first nine months of 1996, the Company purchased approximately 181,000 shares for the benefit plan. In addition, the Company has purchased approximately 295,000 shares related to the conversion of its 7% Convertible Subordinated Capital Notes. As of September 30, 1996, approximately 287,000 of the shares purchased related to the Notes have been reissued upon conversion.

    Mark Twain's Asset/Liability Committee meets monthly to review balance sheet structure and liquidity needs. The goal is to maximize net interest income and maintain adequate liquidity while operating within defined risk parameters. The period gap set forth in the table below is the difference between earning assets and interest bearing liabilities with the repricing maturities indicated. The cumulative gap figure accumulates the period figures for the maturity range in question and all shorter maturities. The position of Mark Twain with respect to these gaps at September 30, 1996 was as follows (dollars in thousands):

                       0-31       32-92        93-183        184-365     Over 365
                       Days        Days         Days           Days         Days
                       ----------------------------------------------------------

 Period Gap            $(12,191)  $ (67,179)   $(104,500)   $ (159,290)   $885,900
 Cumulative Gap         (12,191)    (79,370)    (183,870)     (343,160)    542,740


PART II -  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Exhibit 11. Statement of Computation of Earnings Per Common Share

      Exhibit 27. Financial Data Schedule


  (b) Reports on Form 8-K

      Report on Form 8-K dated July 11, 1996 reporting the Company's earnings release for the second quarter and year ending June 30, 1996.

      Report on Form 8-K dated October 10, 1996 reporting the Company's earnings release for the third quarter and year ending September 30, 1996.

      Report on Form 8-K dated November 6, 1996 announcing an Agreement and Plan of Reorganization between Company, Mercantile Bancorporation Inc. (Mercantile) and Ameribanc, Inc., a wholly owned subsidiary of Mercantile.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARK TWAIN BANCSHARES, INC.
                                               (Registrant)



Date:  November 14, 1996               /s/ KEITH MILLER
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