Form 10-K405
period 1996-12-31
MARK TWAIN BANCSHARES INC/MO
filed 1997-02-20
CIK 100307

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

/X/ Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1996
                                  OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/.

             Aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price as of January 31, 1997:
$673,181,426.

             Indicate the number of shares outstanding of each of the registrants' classes of Common Stock, as of the latest practicable date.

               Class                           Outstanding at February 14, 1997
------------------------------                 --------------------------------
Common Stock, $1.25 par value                             16,819,376


                  DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the 1996 Annual Report to Shareholders, expected to be mailed to shareholders on or about March 15, 1997, are incorporated by reference into Parts I, II and IV.

                                PART I

ITEM 1.  BUSINESS

  Mark Twain Bancshares, Inc. ("Company" or "Registrant") is a Missouri chartered multi-bank holding company which owns or controls substantially all the capital stock of four banks: Mark Twain Bank, which operates 20 separate banking locations in the metropolitan St. Louis areas; Mark Twain Kansas City Bank, which operates fifteen separate locations in the metropolitan Kansas City bi-state area; Mark Twain Illinois Bank, which operates four locations on the Illinois side of the St. Louis metropolitan area; and First City National Bank, which operates three separate locations in the metropolitan Springfield, Missouri area. The Company was organized in 1967.

  The Company's subsidiaries encounter substantial competition in all of their banking and related financial service activities from other banking institutions and from an increasing number of non-banking financial institutions in its primary market areas.

  On October 27, 1996, the Company and Mercantile Bancorporation Inc. ("Mercantile"), entered into an Agreement and Plan of Reorganization, pursuant to which the Company will be merged with Ameribanc, Inc. a wholly owned subsidiary of Mercantile. See Part III, Item 12c of this Form 10-K for further information.

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

  Mark Twain Bank wholly owns Mark Twain Brokerage Services, Inc., a member of the National Association of Securities Dealers, which provides customers with complete brokerage services on all exchanges and provides the sale of various insurance company products. Mark Twain Bank also wholly owns Mark Twain St. Louis Investment Company which is a holding company for Mark Twain St. Louis Real Estate Investment Trust. Mark Twain St. Louis Real Estate Investment Trust was organized to invest solely in mortgage loans originated by the Company's banking subsidiaries. Mark Twain Bank and Mark Twain Kansas City Bank each wholly own a Mark Twain Real Estate Development Corporation subsidiary and a Mark Twain Community Development Corporation subsidiary.

Supervision and Regulation

  The Company is registered with and subject to regulation by the Board of Governors of the Federal Reserve System and is subject to the Bank Holding Company Act of 1956, as amended. All Company-owned non-bank subsidiaries are subject to regulation by the Board of Governors of the Federal Reserve System. The subsidiary state-chartered banks are subject to regulation and supervision by the banking regulators of the states in which the banking units are located and the states in which the bank is chartered. The subsidiary national-chartered bank is subject to regulation and supervision by the Office of the Comptroller of the Currency. All subsidiary banks are subject to regulation by and are members of the Federal Deposit Insurance Corporation.

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

  Further information called for by this item is contained on pages 2 to 14 and Note 2 "Acquisitions and Pending Affiliation" on page 21 of the Company's 1996 Annual Report to Shareholders and is incorporated by reference herein and in Part III, Item 12c of this Form 10-K.

ITEM 2.  PROPERTIES

  The Company leases its principal executive office which is located at 8820 Ladue Road, Ladue, Missouri. As of December 31, 1996, the Company conducts its business and operations out of 46 locations, which are either owned or leased, in the St. Louis bi-state, Kansas City bi-state, Springfield, Missouri and Chicago, Illinois metropolitan areas. The Company's physical properties are in satisfactory condition and suitable and adequate for present operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


EXECUTIVE OFFICERS OF REGISTRANT

  See Part III, Item 10 of this Form 10-K.


                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  On September 19, 1996, the Common Stock of the Company ($1.25 par value) commenced trading on the New York Stock Exchange (ticker symbol - MTB). Prior to September 19, 1996, the Common Stock of the Company was traded on the Nasdaq Stock Market (symbol - MTWN). The following table presents the range of high and low sales prices, as furnished by the New York Stock Exchange and the Nasdaq Stock Market, Inc., as well as the quarterly dividends declared and paid per share.


Common Stock Share Data       High         Low       Dividends
----------------------------------------------------------------------

1996
Fourth Quarter               $50.25      $41.87        $0.31
Third Quarter                $42.63      $35.25        $0.31
Second Quarter               $38.50      $36.00        $0.31
First Quarter                $39.75      $36.50        $0.31

1995
Fourth Quarter               $39.50      $32.75        $0.27
Third Quarter                $35.75      $31.50        $0.27
Second Quarter               $32.75      $29.63        $0.27
First Quarter                $30.00      $26.00        $0.27

  At December 31, 1996, there were approximately 2,500 holders of record of Common Stock. The information in Note 11, "Restrictions of Subsidiary Dividends," on page 25 of the Company's 1996 Annual Report to Shareholders is incorporated by reference herein.


ITEM 6.  SELECTED FINANCIAL DATA

  Information called for by this item is contained on page 1 of the Company's 1996 Annual Report to Shareholders and is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information called for by this item is contained on pages 2 to 14 of the Company's 1996 Annual Report to Shareholders and is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information called for by this item is contained on pages 15 to 32 of the Company's 1996 Annual Report to Shareholders and is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a summary of information related to Directors and Executive Officers of the Registrant.

                                 Position and Offices with Registrant and Prior Business
Name                      Age    Experience (if not with Registrant During Past Five Years)
---------------------------------------------------------------------------------------------------
Directors:

Robert J. Baudendistel    64     Vice Chairman of Mark Twain Bancshares, Inc since 1979;
                                 Director Mark Twain Bancshares, Inc. since 1967;  Partner,
                                 Fox Associates, a theatrical production company; consultant and investor; former Chairman, St. Anthony's Hospital.

Peter F. Benoist          49     Director of Mark Twain Bancshares, Inc. since 1991; Executive
                                 Vice President of Mark Twain Bancshares, Inc. since 1984;
                                 Chairman of Mark Twain Bank from 1986 until June 1996; Director of
                                 Mark Twain Bank since 1986; President of Mark Twain Bank from
                                 1986 until 1989; Chairman of Mark Twain Kansas City Bank from
                                 1992 until June 1996;  Director of Mark Twain Kansas City Bank since 1992; Director of First City National Bank since 1996;
                                 Director of Earthgrains, Inc. since 1995; Director, President and Executive Committee, Ecumenical Housing Production
                                 Corp;  Director and Vice Chairman, St. Louis Priory; Trustee,
                                 Maryville University; Director, St. Louis Equity Fund.<F5>

Robert A. Bernstein       58     Director of Mark Twain Bancshares, Inc. since 1994; Director,
                                 President, and Chief Executive Officer, Bernstein-Rein Advertising,
                                 Inc., an advertising agency; Director, Mark Twain Kansas City Bank;
                                 Steering Committee Member, COMBAT (Community Backed Anti-Drug Tax)
                                 Community Action Coalition in Jackson County, Missouri; Director,
                                 Kansas City Art Institute; President of the Board, Starlight
                                 Theatre Association; Board of Governors, Jewish Community Center.



Robert C. Butler          63     Director of Mark Twain Bancshares, Inc. since 1973; Executive Vice
                                 President of Mark Twain Bancshares, Inc. since 1982; Senior Vice
                                 President from 1974 to 1982; Vice President of Mark Twain Bancshares,
                                 Inc. from 1970 to 1974; Chairman of the Board, Mark Twain South
                                 County Bank, 1973-1978; President, Mark Twain State Bank, 1970-1974;
                                 President, Mark Twain National Bank, 1976-1979.

Jack Deutsch              58     Director of Mark Twain Bancshares, Inc. sine 1990; President of Standard
                                 Machine and Manufacturing Company since 1991, prior thereto Executive
                                 Vice President since 1980, a manufacturer of refrigeration and industrial valves; Executive Vice President of Dema Engineering Company since 1982, manufacturer of automatic and hydraulic dispensing devices; Director,
                                 Vice President, and Treasurer, Jewish Federation of St. Louis.

John Dubinsky             53     Director of Mark Twain Bancshares, Inc. since 1973; President and Chief
                                 Executive Officer of Mark Twain Bancshares, Inc. since 1986, President since 1975; Director, Barnes-Jewish Hospital; Co-Chairman, Barnes-Jewish
                                 Hospital Foundation; Trustee, St. Louis Science Center; Director, BJC
                                 Health System, Inc.; National Trustee, National Symphony Orchestra,
                                 Washington, D.C.; Director and Vice Chairman, Regional Housing Alliance;
                                 Director, Mark Twain Bank; Director, Mark Twain Kansas City Bank; Director of
                                 First City National Bank since 1996.

Henry J. Givens, Jr.,     64     Director of Mark Twain Bancshares, Inc. since 1992; President, Harris-Stowe
Ph.D.                            State College since 1979; Director, Laclede Gas Company; Director, Mark
                                 Twain Bank St. Louis, a division of Mark Twain Bank; Director, Arts and
                                 Education Council; Director, American Red Cross, St. Louis Bi-State
                                 Chapter; Director, National Conference of Christians and Jews; Director,
                                 Urban League of Metropolitan St. Louis; Director, Blue Cross/Blue Shield
                                 of Missouri; Director, Automobile Club of Missouri.<F1>

B.D. Hunter               67     Director of Mark Twain Bancshares, Inc. since 1981; Chairman and Chief
                                 Executive Officer of Huntco Inc., which owns and operates Steel Processing
                                 Centers; Director, Service Corporation International; Director, Cash
                                 America International, Inc.; Director, Celebrity Inc.<F2>

Michael M. McCarthy       58     Director of Mark Twain Bancshares, Inc. since 1981; Chairman of the Board and Chief Executive Officer since 1977, McCarthy Building Companies, a group of construction and building design consulting companies; Chairman and Chief Executive Officer since 1976, McCarthy Brothers Company, a building construction company; Director of Huntco Inc.<F3>

James J. Murphy, Jr.      53     Director of Mark Twain Bancshares, Inc. since 1992; President and Chief
                                 Executive Officer, Murphy Company Mechanical Contractors and Engineers;
                                 Director, Mark Twain Bank; Director, Mechanical Contractors Association
                                 of America; Chair, Trustee, Maryville University; Director,
                                 PRIDE; Director, St. Louis Priory.

Alvin Siteman             69     Director of Mark Twain Bancshares, Inc. since 1972; Chairman of the
                                 Board of Mark Twain Bancshares, Inc. since 1986; Vice Chairman of the
                                 Board of Mark Twain Bancshares, Inc. from 1979 to 1986; President and
                                 Director, Flash Oil Corporation, a petroleum product distributor; President and Director, The Siteman Organization, Inc., a real estate development and management company; Director and President, Site Oil Company of Missouri;
                                 Honorary Trustee, St. Louis Art Museum; Director, Barnes-Jewish Hospital;
                                 Director, Insituform Technologies, Inc.<F4>

Non-Director Executive Officers:

Robert F. Borchert        52     Chairman and Chief Executive Officer, Mark Twain Bank,
                                 June 1996;  President and Chief Operating Officer, Mark Twain Bank
                                 through June 1996; Director of Mark Twain Illinois Bank since 1996.

Sandra Friedman Burnham   46     Senior Vice President and Auditor, Mark Twain Bancshares, Inc.,
                                 April 1996; Vice President, Audit of Mark Twain Bancshares, Inc.
                                 through April 1996

Kevin J. Cody             36     Vice President, Treasurer/Assistant Secretary of Mark Twain
                                 Bancshares, Inc., April 1995; Vice President, Accounting and Chief
                                 Accounting Officer of Mark Twain Bancshares, Inc., May 1993; Staff
                                 through Senior Manager, Ernst & Young LLP, June 1982 - May 1993.

Nancy E. Graves           44     Senior Vice President, Director of Retail Banking of Mark Twain
                                 Bancshares, Inc., December 1994; Senior Vice President of Mark
                                 Twain Bank, 1990 - December 1994.

Keith Miller              45     Executive Vice President, Finance and Chief Financial Officer
                                 Mark Twain Bancshares, Inc., April 1996; Senior Vice President,
                                 Finance and Chief Financial Officer of Mark Twain Bancshares, Inc.
                                 through April 1996.



Timothy C. Peterson       52     Senior Vice President, Corporate Development, Mark Twain Bancshares, Inc.,
                                 April 1996; Senior Vice President, Compliance of Mark Twain
                                 Bancshares, Inc., December 1994; President of Mark Twain Bank
                                 Ladue, 1990 - December 1994; Director of First City National Bank
                                 since 1996.

W. Thomas Reeves          42     Senior Vice President, Lending, Mark Twain Bancshares, Inc., June 1996;
                                 Senior Vice President, Director of Loan Production, Mark Twain Bank through
                                 June 1996; Director of Mark Twain Kansas City Bank since 1996.

Jack L. Sutherland        53     Chairman, President and Chief Executive Officer, Mark Twain Kansas
                                 City Bank, April 1996;  President and Chief Executive Officer, Mark
                                 Twain Kansas City Bank through April 1996; Director of First City
                                 National Bank since 1996.

Carl A. Wattenberg, Jr.   58     Senior Vice President, Secretary and General Counsel of Mark
                                 Twain Bancshares, Inc.

Thomas R. Wickenhauser    49     Senior Vice President, Administration, Mark Twain Bancshares, Inc.,
                                 April 1996;  Vice President, Administration, Mark Twain Bancshares, Inc.

Frederick E. Zimmer       48     Senior Vice President of Mark Twain Bank, Director of Loan
                                 Administration.

--------------

<F1>Dr. Givens is a director of Laclede Gas Company, the securities of which are registered pursuant to the Exchange Act.

<F2>Mr. Hunter is Chairman and Chief Executive Officer of Huntco Inc., a Director (and formerly Vice Chairman) of Service
    Corporation International, and a Director of Cash America Investment, Inc., and Celebrity, Inc., the securities of each of which are registered pursuant to the Exchange Act.

<F3>Mr. McCarthy is a Director of Huntco Inc., the securities of which are registered pursuant to the Exchange Act.

<F4>Mr. Siteman is a Director of Insituform Technologies, Inc., the securities of which are registered pursuant to the
    Exchange Act.

<F5>Mr. Benoist is a Director of Earthgrains, Inc., the securities of which are registered pursuant to the Exchange Act.

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


ITEM 11.  EXECUTIVE COMPENSATION

  Information called for by this item is contained in Exhibit 99 to this Form 10-K and which is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security Ownership of Certain Beneficial Owners - The only person who is known to be the beneficial owner of more than 5% of its voting securities is Alvin Siteman, who beneficially owns 2,304,234 shares (13.2%) of Common Stock. This amount includes currently exercisable stock options to acquire 21,250 shares of Common Stock. Mr. Siteman is Chairman of Board of the Company and can be contacted through the Company.

  (b) Security Ownership of Management -   The following table sets forth
information concerning the beneficial ownership of the Company's Common Stock as of January 31, 1997, for (a) each director; (b) each of the executive officers named in the Summary Compensation Table not listed as a director; and (c) directors and executive officers as a group. Except as otherwise noted, the individuals have sole voting and investment power with respect to such securities. Included are amounts of shares which may be acquired on January 31, 1997 or within 60 days of January 31, 1997 pursuant to exercisable employee stock options or through conversion of Mark Twain Bancshares, Inc. 7% Convertible Subordinated Capital Notes due 1999 ("Notes").

                     Common Stock Ownership Table
                                       Amount and Nature        Percent
Name                                of Beneficial Ownership     of Class
------------------------------      -----------------------     --------
              (a)
Robert J. Baudendistel                     52,500 <F1>              .3%
Peter F. Benoist                          120,805 <F2>              .7%
Robert A. Bernstein                        12,443                   .1%
Robert C. Butler                           96,633 <F3>              .6%
Jack Deutsch                              142,507 <F4>              .8%
John Dubinsky                             276,382 <F5>             1.6%
Henry J. Givens, Jr., Ph.D.                   600                 <F*>
B.D. Hunter                                20,238 <F6>              .1%
Michael M. McCarthy                       180,028 <F7>             1.0%
James J. Murphy, Jr.                       19,512 <F8>              .1%
Alvin Siteman                           2,304,234 <F9>            13.2%

              (b)

Robert F. Borchert                        110,744 <F10>             .6%
W. Thomas Reeves                           68,641 <F11>             .4%

              (c)

Directors and Executive Officers
as a Group (22 persons)                 3,750,516 <F12>           21.5%

--------------

<F*>less than .1%

<F1> Includes 7,500 shares held by a partnership affiliate of Mr. Baudendistel.

<F2> Includes 44,000 shares subject to currently exercisable stock options.

<F3> Includes 8,652 shares subject to currently exercisable stock options.

<F4> Includes 85,642 shares held by Mr. Deutsch or his wife as Trustee or Custodian for their children or other family members, and 4,500 shares owned by a company of which Mr. Deutsch is a shareholder and President, the beneficial ownership of all of which is disclaimed.

<F5> Includes 311 shares owned by Mr. Dubinsky or his wife as custodian for their daughter, 33,000 shares held by three trusts of which Mr. Dubinsky is trustee and 800 shares owned by his wife, the beneficial ownership of all of which is disclaimed.  Also includes 3,146 shares available through conversion of Notes and 58,000 shares subject to currently exercisable stock options.

<F6> Includes 8,488 shares held by an affiliate of Mr. Hunter.

<F7> Includes 2,103 shares held in a trust of which Mr. McCarthy is trustee, the beneficial ownership of which is disclaimed, and 157,999 shares held by an affiliate of Mr. McCarthy.

<F8> Includes 1,873 shares owned by the wife of Mr. Murphy, the beneficial ownership of which is disclaimed.

<F9> Includes 193,208 shares owned by the wife of Mr. Siteman individually or by Mr. Siteman as trustee of trust for daughters or other family members, the beneficial ownership of all of which is disclaimed and
     423,325 shares held by two corporate affiliates of Mr. Siteman.  Also includes 21,250 shares subject to currently exercisable stock options.

<F10>Includes 28,025 shares subject to currently exercisable stock options.

<F11>Includes 45 shares held by Mr. Reeves as custodian for his children, the beneficial ownership of which is disclaimed.  Also includes 29,725 shares subject to currently exercisable stock options.

<F12> Includes 294,942 shares subject to currently exercisable stock options and 3,146 shares available through conversion of Notes.

  As required by the Securities and Exchange Commission rules under Section 16 of the Securities and Exchange Act of 1934, the Company believes, based upon review and representations that during 1996 all Securities and Exchange Commission filing requirements applicable to executive officers and directors have been complied with.


  (c) Changes in Control - On October 27, 1996, the Company and Mercantile Bancorporation Inc. ("Mercantile"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), pursuant to which the Company will be merged with Ameribanc, Inc., a wholly owned subsidiary of Mercantile (the "Merger"). The Board of Directors of the Company and the Executive Committee of the Board of Directors of Mercantile approved the Merger at their meetings held on October 27 and October 23, 1996, respectively.

  In accordance with the terms of the Merger Agreement, (i) each share of the Company's common stock, par value $1.25 per share ("Bancshares Common Stock"), outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be converted into the right to receive 0.952 of a share (the "Exchange Ratio") of Mercantile common stock, par value $5.00 per share ("Mercantile Common Stock"), and associated preferred share purchase rights under Mercantile's Rights Agreement, dated May 23, 1988.

  The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and to be accounted for as a pooling of interest.

  Consummation of the Merger is subject to various conditions, including: (i) receipt of approval by the shareholders of each of the Company, Mercantile, and Ameribanc, Inc. of appropriate matters relating to the Merger Agreement and the Merger; (ii) receipt of requisite regulatory approvals from the Board of Governors of the Federal Reserve system and other federal and state regulatory authorities as necessary; (iii) receipt of an opinion of counsel as to the tax treatment of certain aspects of the Merger; (iv) registration of the shares of Mercantile Common Stock to be issued in the Merger under the Securities Act of 1933, as amended (the "1933 Act") and all applicable state securities laws; and (v) satisfaction of certain other conditions. Certain directors and officers of the Company, who in the aggregate have voting power over approximately 14.9% of the outstanding shares of Bancshares Common Stock, based upon 16,384,722 shares of Bancshares Common Stock outstanding as of September 30, 1996, as represented by the Company, have agreed with Mercantile to vote all such shares of Bancshares Common Stock to approve the Merger and not to sell any of such shares other than pursuant to the Merger without Mercantile's consent.

  The Merger Agreement and the transactions contemplated thereby will be submitted for approval at meetings of the shareholders of each of the Company and Mercantile. Prior to such meetings, Mercantile will file a registration statement with the Securities and Exchange Commission registering under the 1933 Act the Mercantile Common Stock to be issued in the Merger. Such shares of Mercantile Common Stock will be offered to the Company's shareholders pursuant to a prospectus that will also serve as a joint proxy statement for the shareholders' meetings.

  The preceding description of the Merger Agreement is qualified in its entirety by reference to the copy of the Merger Agreement included as Exhibit
10.10 to this Form 10-K and which is hereby incorporated herein by reference.

  In connection with the Merger Agreement, the Company and Mercantile entered into a Stock Option Agreement, dated October 27, 1996 (the "Stock Option Agreement"), pursuant to which Bancshares granted to Mercantile an irrevocable option to purchase, under certain circumstances, up to 3,261,522 authorized and unissued shares of Bancshares Common Stock at a price, subject to certain adjustments, of $42.375 per share (the "Mercantile Option"). The Mercantile Option, if exercised, would equal, before giving effect to the exercise of the Mercantile Option, 19.9% of the total number of shares of Bancshares Common Stock outstanding. The Mercantile Option was granted by the Company as a condition and inducement to Mercantile's willingness to enter into the Merger Agreement. Under certain circumstances, the Company may be required to repurchase the Mercantile Option or the shares acquired pursuant to the exercise of the Mercantile Option.

  The preceding description of the Stock Option Agreement is qualified in its entirety by reference to the copy of the Stock Option Agreement included as
Exhibit 10.11 to this Form 10-K and which is hereby incorporated herein by reference

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1996, as in prior years, the Company's Subsidiary Banks made loans to certain directors and executive officers of Mark Twain Bancshares, Inc. and its principal subsidiaries, as well as to certain persons or organizations related to directors and executive officers. All such loans were made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time comparable loans to other persons, and non involved more than a normal risk of collectibility or presented other unfavorable features.

  During 1996, rental payment for certain premises of the Company and its subsidiaries, aggregating approximately $75,700 were made to the Siteman Organization, Inc., a real estate development and management company which is an affiliate of Mr. Siteman. Management believes that all such rental payments are comparable to fair market rates for such premises.

  During 1996, the Company entered into a construction contract for renovations to a facility to be opened in 1997 in Clayton, Missouri. Murphy Company Mechanical Contractors and Engineers ("Murphy Co."), which is an affiliate of Mr. Murphy, is a subcontractor for the renovation project. Murphy Co. is engaged to designed and construct the HVAC system for the renovated building. Payments to be made under the construction contract are estimated to be approximately $498,000. In addition, during 1996, the Company and its subsidiaries made payments aggregating approximately $32,700 to Murphy Co. for routine repairs and maintenance to the HVAC systems at various facilities. Management believes that such contract and repair amounts are comparable to fair market rates for such services.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - The following consolidated financial statements of Mark Twain Bancshares, Inc. and Subsidiaries and the accountants' report thereon are incorporated by reference from the 1996 Annual Report to Shareholders of Mark Twain Bancshares, Inc.:

             Consolidated Balance Sheet - December 31, 1996 and 1995

             Consolidated Statement of Income - Years ended December 31, 1996, 1995 and 1994

             Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

             Consolidated Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994

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

         Exhibit 10.2 -  Mark Twain Bancshares, Inc. 1992 Stock Option Plan, as amended 2/28/95 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1995).

         Exhibit 10.3 -  Mark Twain Bancshares, Inc. 1995 Stock Option Plan, as amended 1/12/96 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended December 31, 1995).

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

                         Initial Term of 24 months - Alvin Siteman, John P. Dubinsky, Peter F. Benoist, Keith Miller, W.
                         Thomas Reeves, Frederick E. Zimmer, Robert F. Borchert and Jack L. Sutherland.

                         Initial Term of 18 months - Sandra Friedman Burnham, Nancy E. Graves, Timothy C. Peterson, Carl A.
                         Wattenberg, Jr. and Thomas R. Wickenhauser.

                         Initial Term of 12 months - Kevin J. Cody.

         Exhibit 10.10 - Agreement and Plan of Reorganization, dated as of October 27, 1996, between Mercantile Bancorporation
                         Inc., Ameribanc, Inc., and Mark Twain Bancshares, Inc. (incorporated by reference from exhibit 2.1 of the Registrant's Form 8-K filed November 6, 1996).



         Exhibit 10.11 - Stock Option Agreement, dated as of October 27, 1996, between Mercantile Bancorporation Inc., as grantee, and Mark Twain Bancshares, Inc., as grantor (incorporated by reference from exhibit 2.2 of the Registrant's Form 8-K filed November 6, 1996).



         Exhibit 11   -  Computation of Earnings Per Share.

         Exhibit 13   -  Mark Twain Bancshares, Inc.'s Annual Report to Shareholders for the year ended December 31, 1996.

         Exhibit 21   -  Subsidiaries of Mark Twain Bancshares, Inc.

         Exhibit 23   -  Consent of Independent Auditors.

         Exhibit 27   -  Financial Data Schedule.

         Exhibit 99   -  Executive Compensation

(b)      Reports on Form 8-K:

         The Company filed a Form 8-K dated October 10, 1996 announcing earnings for the three and nine month periods ending September 30, 1996. The Company filed an 8-K on November 6, 1996 related to entering into the Agreement and Plan of Reorganization with Mercantile Bancorporation Inc. and entering into the Stock Option Agreement with Mercantile Bancorporation Inc. The Company filed a Form 8-K dated January 15, 1997 announcing earnings for the three and twelve month periods ended December 31, 1996.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bancshares has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, and the State of Missouri, on the 20th day of February, 1997.

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

           SIGNATURES                             TITLES                              DATE
           ----------                             ------                              ----
/s/ ALVIN J. SITEMAN                        Chairman of the Board               February 20, 1997
------------------------------------         and Director
Alvin J. Siteman


/s/ JOHN P. DUBINSKY                        President and Chief Executive       February 20, 1997
------------------------------------         Officer and Director
John P. Dubinsky                             (Principal Executive Officer)


/s/ KEITH MILLER                            Executive Vice President, Finance   February 20, 1997
------------------------------------         and Chief Financial Officer
Keith Miller                                 (Principal Financial Officer)


/s/ KEVIN J. CODY                           Vice President, Treasurer/          February 20, 1997
------------------------------------         Assistant Secretary
Kevin J. Cody                                (Principal Accounting Officer)


/s/ PETER F. BENOIST                        Executive Vice President and        February 20, 1997
------------------------------------         Director
Peter F. Benoist


/s/ ROBERT J. BAUDENDISTEL                  Director                            February 20, 1997
------------------------------------
Robert J. Baudendistel


                                            Director
------------------------------------
Robert A. Bernstein


/s/ ROBERT C. BUTLER                        Executive Vice President and        February 20, 1997
------------------------------------         Director
Robert C. Butler


/s/ JACK DEUTSCH                            Director                            February 20, 1997
------------------------------------
Jack Deutsch


/s/ HENRY J. GIVENS, JR., PH.D.             Director                            February 20, 1997
------------------------------------
Henry J. Givens, Jr., Ph.D


/S/ B.D. HUNTER                             Director                            February 20, 1997
------------------------------------
B.D. Hunter


/s/ MICHAEL M. MCCARTHY                     Director                            February 20, 1997
------------------------------------
Michael M. McCarthy


                                            Director
------------------------------------
James J. Murphy, Jr.

                                         INDEX TO EXHIBITS
NUMBER                                         EXHIBIT
---------------------------------------------------------------------------------------------------
10.1   Mark Twain Bancshares, Inc. 1983 Incentive Stock Option Plan, as amended 4/4/84, 2/11/87
           3/1/90 and 2/28/95 (incorporated by reference from exhibit 10 of the Registrant's Form
           10-K for the year ended December 31, 1994).

10.2   Mark Twain Bancshares, Inc. 1992 Stock Option Plan, as amended 2/28/95 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended
           December 31, 1995).

10.3   Mark Twain Bancshares, Inc. 1995 Stock Option Plan, as amended 1/12/96 (incorporated by reference from exhibit 10 of the Registrant's Form 10-K for the year ended
           December 31, 1995).

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

         Initial Term of 24 months - Alvin Siteman, John P. Dubinsky, Peter F. Benoist,
            Keith Miller, W. Thomas Reeves, Frederick E. Zimmer, Robert F. Borchert, and
            Jack L. Sutherland.

         Initial Term of 18 months - Sandra Friedman Burnham, Nancy E. Graves, Timothy C.
            Peterson, Carl A. Wattenberg, Jr. and Thomas R. Wickenhauser.

         Initial Term of 12 months - Kevin J. Cody.

10.10  Agreement  and Plan of Reorganization, dated as of October 27, 1996, between
           Mercantile Bancorporation Inc., Ameribanc, Inc., and Mark Twain Bancshares,
           Inc. (incorporated by reference from exhibit 2.1 of the Registrants Form 8-K filed November 6, 1996).

10.11  Stock Option Agreement, dated as of October 27, 1996, between Mercantile Bancorporation
           Inc., as grantee, and Mark Twain Bancshares, Inc., as grantor (incorporated by reference from exhibit 2.2 of the Registrant's Form 8-K file November 6, 1996).

11     Computation of Earnings Per Share.

13     Mark Twain Bancshares, Inc.'s Annual Report to Shareholders for the year ended December 31, 1996.

21     Subsidiaries of Mark Twain Bancshares, Inc.

23     Consent of Independent Auditors.

27     Financial Data Schedule.

99     Executive Compensation


                                    13
