Form 10-Q
period 1997-03-31
MARK TWAIN BANCSHARES INC/MO
filed 1997-04-25
CIK 100307

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 1997

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

                       Yes /X/                  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                 Outstanding at March 31, 1997
 Common Stock, $1.25 par value                16,827,826

                         MARK TWAIN BANCSHARES, INC.
                             AND SUBSIDIARIES


                                 INDEX



PART I - FINANCIAL INFORMATION

   Item 1 -  Financial Statements

      Condensed Consolidated Balance Sheet
      March 31, 1997 and 1996, and December 31, 1996...............3

      Condensed Consolidated Statement of Income
      Three months ended March 31, 1997 and 1996...................4

      Condensed Consolidated Statement of Cash Flows
      Three months ended March 31, 1997 and 1996...................5

      Notes to Condensed Consolidated Financial
      Statements ..................................................6

   Item 2 -  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations............................................8



PART II. - OTHER INFORMATION

  Item 6. - Exhibits and Reports on Form 8-K......................18

  Signature.......................................................19

  Exhibit Index...................................................20

PART I - FINANCIAL INFORMATION
Item I - Financial Statements

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                                                   March 31,         December 31,
                                                                          -------------------------
(in thousands of dollars)                                                     1997           1996           1996
------------------------------------------------------------------------------------   ------------   ------------

ASSETS
Cash and due from banks                                                 $  136,333     $  139,767     $  150,926
Interest bearing deposits with banks                                         2,856              -          4,387
Federal funds sold and securities
  purchased under resale agreements                                          3,193          1,300         23,500
Held-to-maturity securities                                                209,848        249,190        218,479
Available-for-sale securities                                              461,905        460,011        458,164
Trading account securities                                                  65,399         72,552         30,772
Loans, net of allowance for loan losses of
  $33,436, $31,198 and $33,745, respectively                             2,163,159      1,985,438      2,144,170
Premises and equipment                                                      25,498         20,745         24,977
Accrued income receivable                                                   18,616         19,896         18,701
Other assets                                                               141,165         99,081         59,189
----------------------------------------------------------------------------------     ----------     ----------
  Total assets                                                          $3,227,972     $3,047,980     $3,133,265
------------------------------------------------------------------------==========     ==========     ==========

LIABILITIES
Non-interest bearing deposits                                           $  448,490     $  440,853     $  498,431
Interest bearing deposits                                                2,070,984      1,978,463      2,096,481
----------------------------------------------------------------------------------     ----------     ----------
  Total deposits                                                         2,519,474      2,419,316      2,594,912
----------------------------------------------------------------------------------     ----------     ----------
Short-term borrowings                                                      260,190        261,376        193,591
Other liabilities                                                          125,881         88,815         31,102
Long-term debt                                                               1,989          3,795          2,036
----------------------------------------------------------------------------------     ----------     ----------
  Total liabilities                                                      2,907,534      2,773,302      2,821,641
----------------------------------------------------------------------------------     ----------     ----------

SHAREHOLDERS' EQUITY
Common stock, $1.25 par value, authorized
  30,000,000 shares, issued 17,114,852,
  16,508,220 and 17,114,839 shares, respectively                            21,394         20,635         21,394
Surplus                                                                     74,130         64,092         75,492
Undivided profits                                                          237,913        202,344        229,149
Net unrealized losses on available-for-sale
  securities                                                                (4,663)        (2,167)        (1,774)
----------------------------------------------------------------------------------     ----------     ----------
                                                                           328,774        284,904        324,261
Less common treasury stock at cost, 287,026,
  368,213, and 432,333 shares, respectively                                  8,336         10,226         12,637
----------------------------------------------------------------------------------     ----------     ----------
  Total shareholders' equity                                               320,438        274,678        311,624
----------------------------------------------------------------------------------     ----------     ----------
  Total liabilities and shareholders' equity                            $3,227,972     $3,047,980     $3,133,265
------------------------------------------------------------------------==========     ==========     ==========

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                                                  Three Months Ended
                                                                                       March 31,
(in thousands of dollars except per share data)                                     1997         1996
-----------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                                                       $46,967      $44,775
Interest on held-to-maturity securities:
   Taxable                                                                         3,390        3,990
   Non-taxable                                                                        56           34
Interest on available-for-sale securities                                          7,143        7,083
Interest on trading account securities                                             1,153        1,194
Interest on deposits with banks                                                       53            -
Interest on federal funds sold and securities
   purchased under resale agreements                                                 185           38
----------------------------------------------------------------------------------------      -------
   Total interest income                                                          58,947       57,114
----------------------------------------------------------------------------------------      -------

INTEREST EXPENSE
Interest on deposits                                                              23,460       22,332
Interest on short-term borrowings                                                  2,573        3,161
Interest on long-term debt                                                            34          212
----------------------------------------------------------------------------------------      -------
   Total interest expense                                                         26,067       25,705
----------------------------------------------------------------------------------------      -------
Net interest income                                                               32,880       31,409
Provision for loan losses                                                            245          981
----------------------------------------------------------------------------------------      -------
   Net interest income after provision for loan losses                            32,635       30,428
----------------------------------------------------------------------------------------      -------

OTHER INCOME
Service charges on deposit accounts                                                2,327        1,942
Securities transactions                                                                -          234
Other income                                                                       9,831        7,791
----------------------------------------------------------------------------------------      -------
   Total other income                                                             12,158        9,967
----------------------------------------------------------------------------------------      -------

OTHER EXPENSES
Salaries                                                                          11,437       10,874
Employee benefits                                                                  2,159        2,117
Net occupancy expense                                                              2,279        2,199
Furniture and equipment expense                                                      891          873
Other expenses                                                                     5,151        4,931
----------------------------------------------------------------------------------------      -------
   Total other expenses                                                           21,917       20,994
----------------------------------------------------------------------------------------      -------
Income before income taxes                                                        22,876       19,401
Applicable income taxes                                                            8,217        6,880
----------------------------------------------------------------------------------------      -------
   Net income                                                                    $14,659      $12,521
---------------------------------------------------------------------------------=======      =======

NET INCOME PER SHARE
----------------------------------------------------------------------------------------      -------
  Primary                                                                          $0.85        $0.76
---------------------------------------------------------------------------------=======      =======
  Fully diluted                                                                    $0.85        $0.75
---------------------------------------------------------------------------------=======      =======
COMMON DIVIDENDS PAID PER SHARE                                                    $0.35        $0.31
---------------------------------------------------------------------------------=======      =======

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                     Three Months Ended
                                                                                          March 31,
(in thousands of dollars)                                                            1997            1996
---------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net Income                                                                      $ 14,659        $ 12,521
 Adjustments to reconcile net cash provided by operating activities:
  Provision for loan losses                                                           245             981
  Provision for depreciation and amortization                                       1,038           1,125
  Amortization of security premiums and accretion of discounts                       (168)           (272)
  Net increase in trading account securities                                      (34,627)         (8,973)
  Securities transactions                                                               -            (234)
  (Increase) decrease in accrued income receivable                                     85          (2,066)
  Decrease in interest payable                                                        (46)            (19)
  Other                                                                            14,021          10,865
-----------------------------------------------------------------------------------------         -------
   Net cash provided (used) by operating activities                                (4,793)         13,928
-----------------------------------------------------------------------------------------         -------

INVESTING ACTIVITIES
 Net increase in loans                                                            (19,161)        (45,370)
 Proceeds from sales of foreclosed property                                           304             223
 Net increase in premises and equipment                                            (1,274)           (713)
 Purchase of assets to be leased                                                      (52)            (15)
 Proceeds from sale of available-for-sale securities                                    -          36,175
 Proceeds from maturities and prepayments of available-
  for-sale securities                                                              20,501          11,387
 Purchase of available-for-sale securities                                        (28,726)        (65,839)
 Proceeds from maturities and prepayments of held-
  to-maturity securities                                                            8,612          13,940
 Purchase of held-to-maturity securities                                                -         (19,073)
-----------------------------------------------------------------------------------------        --------
   Net cash used by investing activities                                          (19,796)        (69,285)
-----------------------------------------------------------------------------------------        --------

FINANCING ACTIVITIES
 Net decrease in deposits                                                         (75,438)        (38,076)
 Net increase in short-term borrowings                                             66,599          95,645
 Payments on long-term debt                                                             -         (11,580)
 Cash dividends                                                                    (5,895)         (5,066)
 Purchase of treasury stock                                                          (281)         (9,544)
 Reissuance of treasury stock                                                       3,173             938
-----------------------------------------------------------------------------------------        --------
   Net cash provided (used) by financing activities                               (11,842)         32,317
-----------------------------------------------------------------------------------------        --------

 Decrease in cash and cash equivalents                                            (36,431)        (23,040)
 Cash and cash equivalents at beginning of period                                 178,813         164,107
-----------------------------------------------------------------------------------------        --------
 Cash and cash equivalents at end of period                                      $142,382        $141,067
---------------------------------------------------------------------------------========        ========

See notes to condensed consolidated financial statements.

MARK TWAIN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report or Form 10-K for the year ended December 31, 1996.

NOTE B--ACQUISITIONS AND PENDING AFFILIATION

On October 27, 1996, the Company entered into an Agreement and Plan of Reorganization between the Company, Mercantile Bancorporation Inc. (Mercantile) and Ameribanc, Inc. (Merger Sub) under which Mercantile would acquire the Company through a merger of Company with and into Merger Sub. Upon consummation of the merger, each issued and outstanding share of the Company's common stock would be converted into and become the right to receive .952 shares of Mercantile common stock. The pending merger has received shareholder approval and is expected to close April 25, 1997.

On December 27, 1996, the Company acquired First City Bancshares, Incorporated of Springfield, Missouri, owner of First City National Bank, Springfield, Missouri (First City) for 243,656 shares of the Company's common stock. An additional 25,011 shares (not shown as outstanding) are contingently issuable and are held in escrow. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations were included in the financial statements from the acquisition date. The excess of the purchase price over the fair value of net assets acquired was approximately $4.920 millon.

On September 10, 1996, the Company acquired Northland Bancshares, Inc., owner of First National Bank of Platte County, in Kansas City, Missouri (Platte) for 362,963 shares of the Company's common stock. The transaction was accounted for under the pooling-of-interests method of accounting. Prior period financial information was not restated as the transaction was not material to the consolidated financial position or results of operations of the Company.

NOTE C--STOCK EXCHANGE

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL HIGHLIGHTS

                                                                     March 31,
(in thousands of dollars except per share data)                 1997           1996        % Change
                                                          -----------------------------------------
PER SHARE DATA
  Primary earnings                                        $      .85     $      .76          11.8%
  Fully diluted earnings                                         .85            .75          13.3%
  Common dividends declared                                      .35            .31          12.9%
  Common dividend payout ratio                                 41.18%         40.79%
  Book value per share                                         19.04          17.02
  Fully diluted book value per share                           19.02          17.00
  Market price                                                 50.50          37.50          34.7%

AVERAGE BALANCES
  Total assets                                            $3,121,755     $2,949,837           5.8%
  Earning assets                                           2,921,637      2,756,891           6.0%
  Total loans                                              2,159,999      1,983,358           8.9%
  Total deposits                                           2,515,027      2,356,490           6.7%
  Long-term debt                                               2,006         12,168         (83.5%)
  Shareholders' equity                                       318,135        279,241          13.9%
  Net interest margin                                           4.61%          4.62%

AT MARCH 31
  Total assets                                            $3,227,972     $3,047,980           5.9%
  Earning assets                                           2,947,333      2,803,191           5.1%
  Total loans                                              2,196,595      2,016,636           8.9%
  Total deposits                                           2,519,474      2,419,316           4.1%
  Total long-term debt                                         1,989          3,795         (47.6%)
  Total shareholders' equity                                 320,438        274,678          16.7%

SELECTED RATIOS AND DATA
  Return on average assets                                      1.90%          1.71%
  Return on average shareholders' equity                       18.69%         18.03%
  Return on average realized shareholders' equity              18.57%         18.10%
  Average shareholders' equity to average assets               10.19%          9.47%
  Average shareholders' equity to average loans                14.73%         14.08%
  Average loans to average deposits                            85.88%         84.17%
  Efficiency ratio                                             48.32%         50.72%
  Net interest income, FTE                                $   33,199     $   31,658           4.9%
  Net income                                                  14,659         12,521          17.1%


RESULTS OF OPERATIONS
----------------------
Net income for the three month period ended March 31, 1997 was $14.659 million, an increase of $2.1 million or 17.1% from the first quarter of 1996. Primary earnings per share for the first quarter of 1997 increased 11.8% to total $0.85, compared to $0.76 for the first quarter of 1996. Fully diluted earnings per share for the first quarter of 1997 were $0.85, an increase of 13.3% over $0.75 for the first quarter of 1996. Total assets increased $180.0 million or 5.9% to total $3,228.0 million at March 31, 1997, compared to the same period last year. Total earning assets were $2,947.3 million, an increase of $144.1 million or 5.1% from the end of first quarter of 1996. Total loans increased $180.0 million or 8.9% to total $2,196.6 million at March 31, 1997. Total deposits were $2,519.5 million at the end of first quarter 1997, an increase of $100.2 million or 4.1% from the same period last year.

NET INTEREST INCOME
-------------------
Measured on a fully tax equivalent basis, net interest income totaled $33.2 million for the first quarter of 1997 compared to $31.7 million for the first quarter of 1996. Net interest margin for the first quarter of 1997 was 4.61% compared to 4.62% for the first quarter of 1996. The average prime rate for the first quarter of 1997 was 7 basis points less than the average prime rate for the same period of 1996. As earning assets and interest bearing liabilities repriced during 1997 and as the mix of earning assets and interest bearing liabilities changed between periods, the gross yield on earning assets decreased 14 basis points for the first three months of 1997 compared to same period last year. The average cost of interest bearing liabilities decreased by 10 basis point for the first quarter of 1997. The interest rate spread for the first quarter of 1997 decreased 4 basis points to 3.67% compared to the same period last year. The ratio of average interest bearing liabilities to average earning assets decreased slightly to 79.4% for the first quarter of 1997 compared to 80.5% for the first quarter of 1996.

Average earning assets totaled $2,921.6 million for the first quarter of 1997 compared to $2,756.9 million for the first quarter of 1996, an increase of $164.7 million or 6.0%. Growth in loan volume continued with loans averaging $2,160.0 million for the first quarter of 1997 compared to $1,983.4 million for the first quarter of 1996 (an increase of $176.6 million) and $2,100.6 million for the fourth quarter of 1996 (an increase of $59.4 million). Available-for-sale and held-to-maturity securities averaged $676.9 million for the first quarter of 1997, a decrease of $21.1 million compared to the same period last year. Average deposit volume for the first quarter of 1997 increased $158.5 million to $2,515.0 million compared to the same period in 1996. Time deposits increased $65.7 million for the first quarter of 1997 compared to the first quarter of 1996. Savings and money market deposits increased $63.2 million for the first three months of 1997 compared to the same period last year. Interest bearing demand deposits increased $8.0 million for the same respective periods. Non-interest bearing demand deposits increased $21.6 million and comprised 16.7% of average deposits for the first quarter of 1997 compared to 16.9% for the same period last year. Average long-term debt decreased $10.2 million, primarily due to the redemption of the 8 1/2% debentures on March 1, 1996.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table shows the condensed average balance sheets for each of the interim periods presented, and the average yield on such categories of interest earning assets and the average rates paid on such categories of interest bearing liabilities for each of the periods reported.
                                           Three Months Ended March 31, 1997          Three Months Ended March 31, 1996
                                        -------------------------------------      -------------------------------------
                                           Average                     Yield/         Average                     Yield/
(in thousands of dollars)                  Balance         Interest     Rate          Balance        Interest      Rate
-----------------------------------------------------------------------------      -------------------------------------

ASSETS
Loans <F1><F2>                              $2,159,999      $47,243      8.87%       $1,983,358      $44,991      9.12%
Held-to-maturity securities:
  Taxable                                      210,650        3,390      6.53%          245,801        3,990      6.53%
  Non-taxable <F1>                               4,179           86      8.35%            2,596           52      8.06%
Available-for-sale securities <F1>             462,052        7,156      6.28%          449,564        7,098      6.35%
Trading account securities                      68,174        1,153      6.86%           73,213        1,194      6.56%
Interest bearing deposits with banks             3,616           53      5.94%                -            -         -
Federal funds sold and securities
  purchased under resale agreements             12,967          185      5.79%            2,359           38      6.48%
------------------------------------------------------------------------------       ----------------------------------
  Total interest earning assets              2,921,637       59,266      8.23%        2,756,891       57,363      8.37%
------------------------------------------------------------------------------       ----------------------------------
Cash and due from banks                        100,231                                  108,319
Other assets                                   136,583                                  113,659
FASB No. 115 allowance                          (3,173)                                   1,615
Allowance for loan losses                      (33,523)                                 (30,647)
------------------------------------------------------                               ----------
  Total                                     $3,121,755                               $2,949,837
--------------------------------------------==========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits            $  235,885        1,154      1.98%       $  227,880        1,129      1.99%
Savings and money market deposits              731,850        6,630      3.67%          668,600        6,064      3.65%
Time deposits                                1,127,814       15,676      5.64%        1,062,137       15,139      5.73%
Short-term borrowings                          221,803        2,573      4.70%          249,817        3,161      5.09%
Long-term debt                                   2,006           34      6.87%           12,168          212      7.01%
------------------------------------------------------------------------------       ----------------------------------
  Total interest bearing liabilities         2,319,358       26,067      4.56%        2,220,602       25,705      4.66%
------------------------------------------------------------------------------       ----------------------------------
Non-interest bearing deposits                  419,478                                  397,873
Other liabilities                               64,784                                   52,121
Shareholders' equity                           318,135                                  279,241
------------------------------------------------------                               ----------
  Total                                     $3,121,755                               $2,949,837
--------------------------------------------==========                               ==========
Net interest income                                         $33,199                                  $31,658
------------------------------------------------------------=======                                  =======
Net interest margin                                                      4.61%                                    4.62%
-------------------------------------------------------------------------=====                                    =====

<F1>Adjusted to a fully taxable basis using federal statutory rate of 35%.
<F2>Includes non-accrual loans.


The following table sets forth, on a tax equivalent basis, the effect of changes in interest income and interest expense resulting from changes in volumes and rates for the period shown.

                                                                          Three Months Ended March 31,
                                                                             1997 Compared to 1996
                                                                     -------------------------------------------
                                                                         Increase (Decrease)            Total
                                                                     Attributable to Change in<F1>     Increase
(in thousands of dollars)                                              Volume            Rate         (Decrease)
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                 $ 3,905         $(1,653)         $ 2,252
Held-to-maturity securities:
 Taxable                                                                 (566)            (34)            (600)
 Non-taxable                                                               33               1               34
Available-for-sale securities                                             195            (137)              58
Trading account securities                                                (84)             43              (41)
Interest bearing deposits with banks                                       53               -               53
Federal funds sold and securities
  purchased under resale agreements                                       152              (5)             147
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest earned on assets                3,688          (1,785)           1,903
-----------------------------------------------------------------------------         -------          -------

INTEREST EXPENSE
Interest bearing demand deposits                                           39             (14)              25
Savings and money market deposits                                         573              (7)             566
Time deposits                                                             920            (383)             537
Short-term borrowings                                                    (338)           (250)            (588)
Long-term debt                                                           (178)              -             (178)
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in interest paid on liabilities             1,016            (654)             362
-----------------------------------------------------------------------------         -------          -------
  Total increase (decrease) in net interest income                    $ 2,672         $(1,131)         $ 1,541
----------------------------------------------------------------------=======         =======          =======

<F1> For the purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories based on the respective percentage changes in average balances and average rates.


NON-INTEREST INCOME
-----------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                  1997                    1996              % Change
-----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Service charges on deposit accounts                        $ 2,327                 $1,942                19.8%
Securities transactions                                          -                    234                   -
Bond Division revenue                                        3,084                  3,817               (19.2%)
Brokerage revenue                                            1,244                  1,345                (7.5%)
Trust Division revenue                                       1,811                  1,704                 6.3%
Net gains on foreclosed property                                15                     30               (50.0%)
All other income                                             3,677                    895               310.8%
------------------------------------------------------------------                 ------              -------
  Total non-interest income                                $12,158                 $9,967                22.0%
-----------------------------------------------------------=======                 ======              =======

NON-INTEREST INCOME
-------------------
Non-interest income of $12.158 million increased $2.191 million or 22.0% for the first quarter of 1997 as compared to the same period of 1996. On February 28, 1997, the Company assigned its merchant credit card processing agreements to a third party for a one-time fee of $2.310 million. Excluding this one-time fee, non-interest income decreased $119 thousand or 1.2% period to period.

Service charges on deposit accounts showed an increase of $385 thousand or 19.8% in the first three months of 1997 as compared to the same period in 1996. The two bank acquisitions in late 1996 account for $230 thousand of the increase period to period. The remaining variance is primarily due to an increase in charges on first presentment of items against demand deposit accounts with insufficient balances.

There were no sales of securities in the first quarter of 1997. In the first quarter of 1996, $36.175 million in securities were sold, resulting in $234 thousand of security gains.

The Capital Markets Group (including Bond and Brokerage operations) showed a decrease of $834 thousand or 16.2% in revenues for the three month period ending March 31, 1997 as compared to the same period last year. Bond Division revenues decreased $733 thousand or 19.2% in the first three months of 1997 compared to the first three months of 1996. This is indicative of the general activity in the secondary market. Revenues for the Bond Division's foreign exchange operation increased $288 thousand for the first quarter of 1997 compared to the first quarter of 1996. Brokerage revenues decreased $101 thousand or 7.5% in the first three months of 1997 compared to the same period last year. Brokerage revenues increased $241 thousand over fourth quarter 1996.

Trust Division revenues increased $107 thousand or 6.3% for the first quarter of 1997 compared to the same period last year. The increase is attributed fees associated with increased sales of proprietary mutual funds and fees resulting from growth in managed asset market values.

Proceeds from sales of foreclosed property in the first quarter 1997 totaled $304 thousand. Net gains recognized on these sales were $15 thousand. Proceeds from sales of foreclosed property in the first quarter of 1996 were $223 thousand with net gains recognized of $30 thousand.

All other income increased $2.782 million or 310.8% for the first three months of 1997 as compared to the same period of 1996. Excluding the one-time fee as discussed above, other non-interest income increased $472 thousand or 52.7%. Changes in the market value of the Company's proprietary trading accounts showed a net gain of $126 thousand for the first three months of 1997 compared to a net loss of $78 thousand for the same period in 1996, resulting in a increase period to period of $204 thousand. Revenue received on official check funds held with a third party contributed to approximately $106 thousand of the increase. The Company's debit card and ATM products contributed an $81 thousand increase in fee revenue for first quarter of 1997 compared to first quarter of 1996. The remaining variance is comprised of various individual categories.


NON-INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                   1997               1996           % Change
-----------------------------------------------------------------------------------------------------------------------
(in thousands of $)
Salary expense                                               $11,437            $10,874              5.2%
Employee benefits                                              2,159              2,117              2.0%
Net occupancy                                                  2,279              2,199              3.6%
FDIC premiums                                                     75                  3                -
Furniture & equipment                                            891                873              2.1%
Advertising                                                      279                333            (16.2%)
Data processing                                                1,306              1,190              9.8%
Legal fees                                                        24                241            (90.0%)
Postage & freight                                                413                430             (4.0%)
Amortization expense                                             265                358            (26.0%)
Expenses on foreclosed property                                   21                 51            (58.8%)
Taxes other than income                                          104                125            (16.8%)
Other                                                          2,664              2,200             21.1%
--------------------------------------------------------------------            -------            ------
  Total non-interest expense                                 $21,917            $20,994              4.4%
-------------------------------------------------------------=======            =======            ======

NON-INTEREST EXPENSE
--------------------
Non-interest expense for the first three months of 1997 was $21.917 million compared to $20.994 million for the first three months of 1996, an increase of 4.4% or $923 thousand. The Company's efficiency ratio for the first quarter of 1997 was 48.32% compared to 50.72% for the same period last year. Expenses for the first quarter of 1997 include expenses of the two banks purchased in late 1996 as discussed in NOTE B of the "Notes to Condensed Consolidated Financial Statements".

Salary expense for the first three months of 1997 increased $563 thousand or 5.2% as compared to the same period last year. The increase is attributed to the acquisition of two banks in late 1996. Employee benefit expense increased $42 thousand or 2.0% for the first three months of 1997 compared to the same period of last year. Employee benefit expenses directly related to the two banks acquired in late 1996 increased approximately $87 thousand. This was offset by a $45 thousand reduction in employee retirement expense.

Data processing fees for the first three months of 1997 increased $116 thousand or 9.7% compared to the same period last year. This is attributed to the acquisition of two banks in late 1996.

Legal fees continued to decline period to period, with a decrease of $217 thousand or 90.0% for the first quarter of 1997 compared to the same period last year.

Amortization expense decreased $93 thousand or 26.0% for the first quarter of 1997 compared to the same period of 1996. Amortization of capital note fees decreased $179 thousand from first quarter of 1996, of which $122 thousand relates to the 8 1/2% debentures that were called for redemption on March 1, 1996. The decrease in amortization expense is offset by an increase in goodwill amortization associated with the bank acquired in December 1996.

Expenses on foreclosed property decreased $30 thousand or 58.8% for the first three months of 1997 compared to the first three months of last year. Foreclosed property at March 31, 1997 totaled $3.150 million compared to $6.105 million at March 31, 1996.

Other non-interest expenses for the first three months of 1997 increased $464 thousand or 21.1% from the same period last year. Operating losses increased $223 thousand for the first quarter 1997 over the same period last year due to an accrual for a contingent liability.
Insurance expense increased $160 thousand for the first three months of 1997 as compared to the same period in 1996. An upward adjustment to the cash surrender value of life insurance policies (purchased to partially finance benefits under the Company's non-qualified non-contributory pension plan) was recorded in the first quarter of 1996. Period to period, convention & meeting expense increased $71 thousand related to accrued expenses for a 1997 director trip, travel expense increased $53 thousand and other outside service fees increased $54 thousand. The above increases in non-interest expense were offset by a $116 thousand decrease in miscellaneous fees attributed to a 1% call premium paid on the redemption of the 8 1/2% debentures on March 1, 1996.

ALLOWANCE FOR LOAN LOSSES
-------------------------

SUMMARY OF ALLOWANCE FOR LOAN LOSSES
                                                        Three Months Ended March 31,
(in thousands of dollars)                                    1997              1996
-----------------------------------------------------------------------------------
Allowance at beginning of period                          $33,745           $30,508

Charge-offs                                                  (867)             (749)
Recoveries                                                    313               458
-----------------------------------------------------------------------------------
 Net charge-offs                                             (554)             (291)
-----------------------------------------------------------------------------------
Additions to allowance charged to expense                     245               981
-----------------------------------------------------------------------------------
Allowance at end of period                                $33,436           $31,198
----------------------------------------------------------=========================

Loans, net of unearned income at end of period          $2,196,595       $2,016,636

Average loan balance for the period                     $2,159,999       $1,983,358

Allowance as % of loans at end of period                     1.52%            1.55%

Allowance as % of non-performing loans                     272.32%          358.23%

Net charge-offs as % of average loans for the period          .03%             .01%

Annualized net charge-offs as % of average loans
  for the period                                              .10%             .06%

The provision for loan losses for the first three months of 1997 was $245 thousand compared to $981 thousand for the first three months of 1996. Net charge-offs totaled $554 thousand for the first three months of 1997 compared to $291 thousand for the first three months of 1996, an increase of $263 thousand. Net charge-offs on an annualized basis were .10% of average loans for the first quarter of 1997 compared to .06% for the same period in 1996.

The Company evaluates the reserves of its subsidiary banks on an ongoing basis to ensure the timely charge-off of loans and to determine the adequacy of each bank's allowance for loan losses. At March 31, 1997, the level of the affiliate bank reserves as a percentage of total loans outstanding ranged from 1.45% to 1.55%, with a combined ratio of 1.52%. Management believes the current consolidated allowance at 1.52% of total loans outstanding is adequate to absorb future possible losses.

NON-PERFORMING ASSETS
---------------------

NON-PERFORMING ASSETS
                                      March 31,         March 31,     December 31,
(in thousands of dollars)                 1997              1996             1996
----------------------------------------------         ---------     ------------
Non-accrual loans                      $ 8,924           $ 7,764           $ 7,086
Restructured loans                       2,243               109             2,244
Foreclosed property                      3,150             6,105             3,424
----------------------------------------------           -------           -------
  Total non-performing assets          $14,317           $13,978           $12,754
---------------------------------------=======           =======           =======

Percentage of non-performing assets
  to loans plus foreclosed property       .65%              .69%              .58%
Loans contractually past due ninety
  days or more                          $1,111              $836              $321
Percentage of non-performing assets
  plus ninety days past due to loans
  plus foreclosed property                .70%              .73%              .60%
Percentage of allowance to
  non-performing loans                 272.32%           358.23%           349.65%
Percentage of allowance to total
  non-performing assets                233.54%           223.19%           264.58%
Percentage of allowance to
  risk elements<F1>                    216.72%           210.60%           258.09%
Percentage of risk elements<F1>
  to total average assets                 .49%              .50%              .44%

<F1> Risk elements include total non-performing assets plus loans contractually past due ninety days or more.

The following table summarizes the changes in non-performing assets for the periods shown:
                                              Three Months Ended
                                                   March 31,
(in thousands of dollars)                      1997         1996
-----------------------------------------------------------------
Balance, beginning of year                   $12,754      $19,871
Additions                                      3,480        1,234
Payments received and loans
  returned to accrual status                  (1,392)      (6,275)
Sales of foreclosed property                    (289)        (190)
Charge-offs and writedowns                      (236)        (662)
----------------------------------------------------      -------
Balance, end of period                       $14,317      $13,978
---------------------------------------------=======      =======

Loan quality remained strong at the end of first quarter 1997 reflecting the Company's continued focus on maintaining high quality assets. Non-performing assets at March 31, 1997 were .65% of loans plus foreclosed property compared to .69% at March 31, 1996 and .58% at December 31, 1996. Non-performing assets of $14.317 million at March 31, 1997 were $339 thousand or 2.4% higher than at March 31, 1996 and $1.6 million or 12.3% higher than at December 31, 1996. Non-accrual loans increased $1.2 million from March 31, 1996 and increased $1.8 million from December 31, 1996. A significant portion of this increase is attributed to the bank acquired in December 1996 and the quarterly evaluation of its loan portfolio.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
There have not been any significant changes in liquidity or capital resources since December 31, 1996. The Company and its subsidiaries continue to surpass the capital adequacy requirements for which they are subject. At March 31, 1997, the Company's total shareholders' equity was $320.4 million, a $45.8 million or 16.7% increase over total shareholders' equity at March 31, 1996. During the first three months of 1996, the Company purchased approximately 244,000 shares of common stock to fund commitments for employee stock plans and programs. In accordance with the merger agreement, no shares were repurchased during the first quarter of 1997 other than shares reacquired upon cashless stock option exercises as allowed for in the plans.

PART II -  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Exhibit 11. Statement of Computation of Earnings Per Common Share

      Exhibit 27. Financial Data Schedule


  (b) Reports on Form 8-K

      Report on form 8-K dated January 15, 1997 reporting the Company's earnings release for the fourth quarter and year ending December 31, 1997.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARK TWAIN BANCSHARES, INC.
                                               (Registrant)



Date:  April 24, 1997                  /s/ KEITH MILLER
       -----------------               -------------------------------
                                       Keith Miller
                                       Executive Vice President - Finance
                                         and Chief Financial Officer



                                       /s/ JOHN P. DUBINSKY
                                       -------------------------------
                                       John P. Dubinsky
                                       President and Chief
                                         Executive Officer

                              EXHIBIT INDEX

Exhibit No.           Description
------------------------------------------------------------------

     11          Earnings Per Common Share Computation

     27          Financial Data Schedule